Form 10-Q
period 2016-12-31
Galem Group Inc.
filed 2017-02-15
CIK 1673504

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-213608

GALEM GROUP INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	38-3995730 IRS Employer Identification Number	7389 Primary Standard Industrial Classification Code Number

3773 Howard Hughes Parkway, Ste. 500S

Las Vegas, NV 89169-6014

Tel.  702-960-0696

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 15, 2017
Common Stock, $0.001	3,000,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

GALEM GROUP INC. BALANCE SHEETS
	DECEMBER 31, 2016 (UNAUDITED)	JUNE 30, 2016 (AUDITED)
ASSETS
Current Assets
Cash	$ 7,056	$ 6,067
Total current assets	7,056	6,067
Total Assets	$ 7,056	$ 6,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 5,825	$ 3,825
Total current liabilities	5,825	3,825
Total Liabilities	5,825	3,825

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,000,000 shares issued and outstanding	3,000	3,000
Accumulated Deficit	(1,769)	(758)
Total Stockholders’ Equity	1,231	2,242

Total Liabilities and Stockholders’ Equity	$ 7,056	$ 6,067

The accompanying notes are an integral part of these financial statements.

3 | Page

GALEM GROUP INC. STATEMENT OF OPERATIONS (UNAUDITED)
	Three months ended December 31, 2016	Six months ended December 31, 2016
Revenue	$1,800	$ 4,100
Operating expenses
General and administrative expenses	1,420	5,111
Net income (loss) from operations	380	(1,011)
Income (Loss) before provision for income taxes	380	(1,011)

Provision for income taxes	-	-

Net income (loss)	$ 380	$ (1,011)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

4 | Page

GALEM GROUP INC. STATEMENT OF CASH FLOWS (UNAUDITED)
Six months ended December 31, 2016
Cash flows from Operating Activities
Net loss	$ (1,011)
Net cash used by operating activities	(1,011)

Cash flows from Investing Activities
Purchase of fixed assets	$ -
Net cash used in investing activities	-

Cash flows from Financing Activities
Proceeds from sale of common stock	-
Proceeds of loan from shareholder	2,000
Net cash provided by financing activities	2,000
Net increase in cash and equivalents	989
Cash and equivalents at beginning of the period	6,067
Cash and equivalents at end of the period	$ 7,056
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

GALEM GROUP INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2016 (UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

GALEM GROUP INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 31, 2016.

The Company has adopted June 30 fiscal year end.

Galem Group Inc. company is a provider of consulting services in the field of traditional and alternative medicine and medical technologies.

Our principal executive offices are located at 3773 Howard Hughes Parkway, Ste. 500S, Las Vegas, NV 89169-6014

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2016 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (March 31, 2016) to December 31, 2016 of $1,769. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the period shown and are not necessarily indicative of the results to be expected for the full year ending  June 30, 2017. These unaudited  financial statements should be read in conjunction with the audited financial statements and related notes for the year ended June 30, 2016.

6 | Page

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2016 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended December 31, 2016.

Stock-Based Compensation

As of December 31, 2016, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the company expenses all costs incurred in connection with the start-up and organization of the company.

Fair Value Measurements

The company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

7 | Page

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The company has no assets or liabilities valued at fair value on a recurring basis.

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We record revenue when persuasive evidence of an arrangement exists, the services have been provided, the price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On May 16, 2016 the Company issued 3,000,000 shares of its common stock to the director at $0.001 per share for total proceeds of $3,000.

As of December 31, 2016, the Company had 3,000,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since March 31, 2016 (Inception) through December 31, 2016, the Company’s sole officer and director loaned the Company $5,825 to pay for incorporation costs and operating expenses.  As of December 31, 2016, the amount outstanding was $5,825. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events from December 31, 2016 through the date the financial statements were available to be issued, February 14, 2017, and has determined that there are no any material subsequent events to disclose.

8 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF BUSINESS

Our company is a provider of consulting services in the field of traditional and alternative medicine and medical technologies. We are planning to offer a broad range of health advisory services: helping our customers to choose a clinic for treatment in European (Germany, Switzerland) and Asian countries (China, South Korea, Thailand, India, Nepal); organizing group and individual medical tours to clinics; assistance in selecting medical equipment manufacturers in Europe and Asia that are cost-effective and propose suitable delivery conditions; organization of seminars and workshops in traditional and alternative Asian medicine; organization of short-term and long-term yoga and qigong courses in China, Tibet, Nepal, India. We are going to provide our services both to legal entities and individuals.

Our business address was provided by our registered agent and located at 3773 Howard Hughes Parkway, Ste. 500S, Las Vegas, NV 89169-6014. Our telephone number is 702-960-0696.

Business Concept

The number of medical travel consulting service provider is constantly growing. Sometimes it's difficult for customers to deal with that abundance of clinics and their proposals. Our company will serve as an intermediary between consumers and health care providers. Our main task is to collect information about medical service providers in Europe and Asia and provide our customers with comprehensive support in using their services. We will gather information based on several significant factors, such as price, conditions of stay in the clinic, applied treatment technologies, qualification and experience of medical personnel. Moreover, we are going to organize medical tours clinics selected by our customers. If our customer is not able to make a trip due to his or her health conditions or doesn't want to visit it in person, we are ready to implement online tours to medical organizations in Europe and Asia by means of Skype and Periscope.

We are also going to provide consulting for the purchase of medical equipment in Europe and Asia. Today, for example, China or South Korea are considered to be one of the fastest growing medical equipment markets. We intend to help our customers to choose medical equipment based on several criteria, such as price, available discounts, technical characteristics, warranty and delivery terms.  Our job is to provide our potential customer with information about a particular manufacturer including full analysis and rating based on the above factors. We plan to save the time of our customers that they would spend searching and choosing the right manufacturer of medical devices and plan to relieve them from problems associated with such activity.

9 | Page

The next type of consulting is organization of seminars and workshops dedicated to traditional and non-traditional medical services in Asian countries. We are going to involve medical professionals, who will conduct seminars, master classes, lectures on various healthcare topics in person, or through webinars.

We are also planning to organize short-term and long-term yoga and qigong courses in China, Tibet, Nepal and India. Oriental practices and physical exercises for the development of functional body are becoming more and more popular all over the globe. For example, almost any modern fitness club has a yoga course. More and more people prefer functional or spiritual practices such as yoga or qigong. Knowledgebase is concentrated mainly in the regions of China, Tibet, Nepal and India. The range of areas of yoga or qigong is wide. For example, yoga has 50 different directions. Professional teachers and gurus work in these areas. We are going to offer our customers a comprehensive analysis of Asian yoga and qigong schools based on the following factors: price, conditions of stay, proposed results. We are also planning to organize our own long-term and short-term yoga and qigong courses with the help of professional teachers.

RESULTS OF OPERATION

As of December 31, 2016, we have accumulated a deficit of $1,769. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended December 31, 2016

Revenue

During the three months ended December 31, 2016, the Company has revenue generated $1,800 in  revenue.

Operating Expenses

During the three month period ended December 31, 2016, we incurred total expenses and professional fees of $1,420. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Income

Our net income for the three month period ended December 31, 2016 was $380.

Six Month Period Ended December 31, 2016

Revenue

During the Six months ended December 31, 2016, the Company generated $4,100 in revenue.

Operating Expenses

During the Six month period ended December 31, 2016, we incurred total expenses and professional fees of $5,111. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the Six month period ended December 31, 2016 was $1,011.

10 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2016 our total assets were $7,056 compared to $6,067 in total assets at June 30, 2016. As at December 31, 2016, our current liabilities were $5,825 compared to $3,825 as of June 30, 2016.

Stockholders’ deficit was $758 as of June 30, 2016 compared to stockholders’ deficit of $1,769 as of December 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended December 31, 2016, net cash flows used in operating activities was $1,011.

Cash Flows from Investing Activities

We have not used any cash flows in investing activities during the six month period ended December 31, 2016.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six month period ended December 31, 2016 were $2,000, consisting entirely of  from loans from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our June 30, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

11 | Page

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six month period ended December 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six month period ended December 31, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

12 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALEM GROUP INC.
Dated: February 15, 2017	By: /s/ Emiliya Galfinger
Emiliya Galfinger, President and Chief Executive Officer and Chief Financial Officer

13 | Page