Form 10-Q
period 2017-03-31
Galem Group Inc.
filed 2017-05-16
CIK 1673504

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 15, 2017
Common Stock, $0.001	3,350,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

GALEM GROUP INC. BALANCE SHEETS (UNAUDITED)
	MARCH 31, 2017	JUNE 30, 2016
ASSETS
Current Assets
Cash	$ 19,682	$ 6,067
Total current assets	19,682	6,067
Non-current assets
Equipment	2,500
Total non-current assets	2,500
Total Assets	$ 22,182	$ 6,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 5,853	$ 3,825
Total current liabilities	5,853	3,825
Total Liabilities	5,853	3,825

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,350,000 shares issued and outstanding , 3,000,000 shares issued and outstanding as of June 30, 2016	3,350	3,000
Additional paid-in-capital	10,150	-
Retained earnings (Accumulated Deficit)	2,829	(758)
Total Stockholders’ Equity	16,329	2,242

Total Liabilities and Stockholders’ Equity	$ 22,182	$ 6,067

The accompanying notes are an integral part of these financial statements.

3 | Page

GALEM GROUP INC. STATEMENT OF OPERATIONS (UNAUDITED)
	Three months ended March 31, 2017	Nine months ended March 31, 2017
Revenue	$7,000	$ 11,100
Operating expenses
General and administrative expenses	2,401	7,513
Net income from operations	4,599	3,587
Income before provision for income taxes	4,599	3,587

Provision for income taxes	-	-

Net income	$ 4,599	$ 3,587

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,070,111	3,023,029

The accompanying notes are an integral part of these financial statements.

4 | Page

GALEM GROUP INC. STATEMENT OF CASH FLOWS (UNAUDITED)
Nine months ended March 31, 2017
Cash flows from Operating Activities
Net Income	$ 3,587
Net cash used by operating activities	3,587

Cash flows from Investing Activities
Purchase of fixed assets	$ (2,500)
Net cash used in investing activities	(2,500)

Cash flows from Financing Activities
Proceeds from sale of common stock	10,500
Proceeds of loan from shareholder	2,028
Net cash provided by financing activities	12,528
Net increase in cash and equivalents	13,615
Cash and equivalents at beginning of the period	6,067
Cash and equivalents at end of the period	$ 19,682
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

GALEM GROUP INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2017 (UNAUDITED)

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

Our principal executive offices are located at 3773 Howard Hughes Parkway, Ste. 500S, Las Vegas, NV 89169-6014

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2017 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has retained earnings from inception (March 31, 2016) to March 31, 2017 of $2,829. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2017 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended March 31, 2017.

Stock-Based Compensation

As of March 31, 2017, the Company has not issued any stock-based payments to its employees.

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

Property and Equipment Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On May 16, 2016 the Company issued 3,000,000 shares of its common stock to the director at $0.001 per share for total proceeds of $3,000. In February and March 2017, the Company issued 350,000 shares of its common stock to the director at $0.03 per share for total proceeds of $10,500.

As of March 31, 2017, the Company had 3,350,000 shares issued and outstanding.

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

Since March 31, 2016 (Inception) through March 31, 2017, the Company’s sole officer and director loaned the Company $5,853 to pay for incorporation costs and operating expenses.  As of March 31, 2017, the amount outstanding was $5,853. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events from March 31, 2017 through the date the financial statements were available to be issued, May 8, 2017. For the period March 31, 2017 through May 2017, the Company issued 590,000 shares of common stock at $0.03 per share for a proceed of $17,700.

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

RESULTS OF OPERATION

As of March 31, 2017, we have retained earnings of $2,829. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2017

Revenue

During the three months ended March 31, 2017, the Company has revenue generated $7,000 in  revenue.

Operating Expenses

During the three month period ended March 31, 2017, we incurred total expenses and professional fees of $2,401. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Income

Our net income for the three month period ended March 31, 2017 was $4,599.

Nine Month Period Ended March 31, 2017

Revenue

During the Nine months ended March 31, 2017, the Company generated $11,100 in revenue.

Operating Expenses

During the Nine month period ended March 31, 2017, we incurred total expenses and professional fees of $7,513. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Income

Our net income for the Nine month period ended March 31, 2017 was $3,587.

10 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2017 our total assets were $19,682 compared to $6,067 in total assets at June 30, 2016. As at March 31, 2017, our current liabilities were $5,853 compared to $3,825 as of June 30, 2016.

Stockholders’ equity was $2,242 as of June 30, 2016 compared to  $16,329 as of March 31, 2017.

Cash Flows from Operating Activities

For the nine month period ended March 31, 2017, net cash flows received from operating activities was $3,587.

Cash Flows from Investing Activities

We have used $2,500  in investing activities to purchase computer equipment  during the nine month period ended March 31, 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine month period ended March 31, 2017 were $12,528, consisting of $2,028 from loans from shareholder and $10,500 from issuance of common shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine month period ended March 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine month period ended March 31, 2017.

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

GALEM GROUP INC.
Dated: May 15, 2017	By: /s/ Emiliya Galfinger
Emiliya Galfinger, President and Chief Executive Officer and Chief Financial Officer

13 | Page