Form 10-Q
period 2017-09-30
Galem Group Inc.
filed 2017-11-17
CIK 1673504

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 16, 2017
Common Stock, $0.001	3,970,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

GALEM GROUP INC. BALANCE SHEETS
	SEPTEMBER 30, 2017 (UNAUDITED)	JUNE 30, 2017 (AUDITED)
ASSETS
Current Assets
Cash	$ 39,438	$ 38,240
Prepaid expenses	1,000	-
Total current assets	40,438	38,240
Non-current assets
Equipment	10,310	4,784
Total non-current assets	10,310	4,784
Total Assets	$ 50,748	$ 43,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 9,648	$ 5,853
Total current liabilities	9,648	5,853
Total Liabilities	9,648	5,853

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,970,000 shares issued and outstanding , 3,000,000 shares issued and outstanding as of June 30, 2017	3,970	3,970
Additional paid-in-capital	28,130	28,130
Retained earnings	9,000	5,071
Total Stockholders’ Equity	41,100	37,171

Total Liabilities and Stockholders’ Equity	$ 50,748	$ 43,024

The accompanying notes are an integral part of these financial statements.

3 | Page

GALEM GROUP INC. STATEMENT OF OPERATIONS (UNAUDITED)
	Three months ended September 30, 2017	Three months ended September 30, 2016
Revenue	$10,500	$ 2,300

Cost of services	2,795	-
Gross profit	7,705	2,300
Operating expenses:
General and administrative expenses	3,776	3,691
Net income from operations	3,929	(1,391)
Income before provision for income taxes	3,929	(1,391)

Provision for income taxes	-	-

Net income (loss)	$ 3,929	$ (1,391)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,970,000	3,000,000

The accompanying notes are an integral part of these financial statements.

4 | Page

GALEM GROUP INC. STATEMENT OF CASH FLOWS (UNAUDITED)
	Three months ended September 30, 2017	Three months ended September 30, 2016
Cash flows from Operating Activities
Net Income	$ 3,929	$ (1,391)
Amortization	424	-
Prepaid expenses	(1,000)	-
Net cash used by operating activities	3,353	(1,391)

Cash flows from Investing Activities
Purchase of fixed assets	(5,950)	-
Net cash used in investing activities	(5,950)	-

Cash flows from Financing Activities
Proceeds from sale of common stock	-	-
Proceeds of loan from shareholder	3,795	2,000
Net cash provided by financing activities	3,795	2,000
Net increase in cash and equivalents	1,198	609
Cash and equivalents at beginning of the period	38,240	6,067
Cash and equivalents at end of the period	$ 39,438	$ 6,676
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

GALEM GROUP INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2017 (UNAUDITED)

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

Our principal executive offices are located at 3773 Howard Hughes Parkway, Ste. 500S, Las Vegas, NV 89169-6014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has retained earnings since Inception (March 31, 2016) of $9,000 as of September 30, 2017 however losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the period shown and are not necessarily indicative of the results to be expected for the full year ending  June 30, 2018. These unaudited  financial statements should be read in conjunction with the audited financial statements and related notes for the year ended June 30, 2017.

6 | Page

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2017 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended September 30, 2017.

Stock-Based Compensation

As of September 30, 2017, the Company has not issued any stock-based payments to its employees.

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

7 | Page

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

NOTE 3 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of September 30, 2017, the Company had 3,970,000 shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

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

Since March 31, 2016 (Inception) through September 30, 2017, the Company’s sole officer and director loaned the Company $9,648 to pay for incorporation costs and operating expenses.  As of September 30, 2017, the amount outstanding was $9,648. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – PREPAID EXPENSES

 As of September 30, 2017, the Company had $1,000 in prepaid expenses paid for the office lease on September 18, 2017.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events from September 30, 2017 through the date the financial statements were available to be issued, and has determined that there are no items to disclose.

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

DESCRIPTION OF BUSINESS

Our company is a provider of consulting services in the field of traditional and alternative medicine and medical technologies. We offer a broad range of health advisory services: helping our customers to choose a clinic for treatment in European (Germany, Switzerland) and Asian countries (China, South Korea, Thailand, India, Nepal); organizing group and individual medical tours to clinics; assistance in selecting medical equipment manufacturers in Europe and Asia that are cost-effective and propose suitable delivery conditions; organization of seminars and workshops in traditional and alternative Asian medicine; organization of short-term and long-term yoga and qigong courses in China, Tibet, Nepal, India. We provide our services both to legal entities and individuals.

Our business address was provided by our registered agent and located at 3773 Howard Hughes Parkway, Ste. 500S, Las Vegas, NV 89169-6014. Our telephone number is 702-960-0696.

RESULTS OF OPERATION

As of September 30, 2017, we have retained earnings of $9,000 Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended September 30, 2017

Revenue

During the three months ended September 30, 2017, the Company has revenue generated $10,500 in  revenue compared to $2,300 during the three months ended September 30, 2016.

9 | Page

Operating Expenses

During the three month period ended September 30, 2017, we incurred total expenses and professional fees of $6,571 compared to $3,691 during the three months ended September 30, 2016. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Income

Our net income for the three month period ended September 30, 2017 was $3,929 compared to loss of $1,391 during the three months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2017 our total assets were $50,748 compared to $43,024 in total assets at June 30, 2017. As at September 30, 2017, our current liabilities were $9,648 compared to $5,853 as of June 30, 2017.

Stockholders’ equity was $37,171 as of June 30, 2017 compared to  $41,100  as of September 30, 2017.

Cash Flows from Operating Activities

For the three month period ended September 30, 2017, net cash flows received from operating activities was $3,353.

Cash Flows from Investing Activities

We have used $5,950  in investing activities to purchase computer equipment  during the three month period ended September 30, 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three month period ended September 30, 2017 were $3,795, consisting of loan from shareholder.

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

GOING CONCERN

The independent auditors' report accompanying our June 30, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

10 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three month period ended September 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three month period ended September 30, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

11 | Page

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

GALEM GROUP INC.
Dated: November 16, 2017	By: /s/ Emiliya Galfinger
Emiliya Galfinger, President and Chief Executive Officer and Chief Financial Officer

12 | Page