Form 10-Q
period 2017-12-31
Galem Group Inc.
filed 2018-02-14
CIK 1673504

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 12, 2018
Common Stock, $0.001	3,970,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

GALEM GROUP INC. BALANCE SHEETS
	DECEMBER 31, 2017 (UNAUDITED)	JUNE 30, 2017 (AUDITED)
ASSETS
Current Assets
Cash	$ 34,951	$ 38,240
Total current assets	34,951	38,240
Non-current assets
Equipment	9,594	4,784
Total non-current assets	9,594	4,784
Total Assets	$ 44,545	$ 43,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 9,648	$ 5,853
Total current liabilities	9,648	5,853
Total Liabilities	9,648	5,853

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,970,000 shares issued and outstanding	3,970	3,970
Additional paid-in-capital	28,130	28,130
Retained earnings	2,797	5,071
Total Stockholders’ Equity	34,897	37,171

Total Liabilities and Stockholders’ Equity	$ 44,545	$ 43,024

The accompanying notes are an integral part of these financial statements.

3 | Page

GALEM GROUP INC. STATEMENT OF OPERATIONS (UNAUDITED)
	Three months ended December 31, 2017	Three months ended December 31, 2016	Six months ended December 31, 2017	Six months ended December 31, 2016
Revenue	$ -	$ 1,800	$10,500	$ 4,100

Cost of services	-	-	2,795	-
Gross profit	-	1,800	7,705	4,100
Operating expenses:
General and administrative expenses	6,203	1,420	9,979	5,111
Net income (loss) from operations	(6,203)	380	(2,274)	(1,011)
Income (loss) before provision for income taxes	(6,203)	380	(2,274)	(1,011)

Provision for income taxes	-	-	-	-

Net income (loss)	$ (6,203)	$ 380	$ (2,274)	$ (1,011)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,970,000	3,000,000	3,970,000	3,000,000

The accompanying notes are an integral part of these financial statements.

4 | Page

GALEM GROUP INC. STATEMENT OF CASH FLOWS (UNAUDITED)
	Six months ended December 31, 2017	Six months ended December 31, 2016
Cash flows from Operating Activities
Net Income	$ (2,274)	$ (1,011)
Amortization	1,140	-
Net cash used by operating activities	(1,134)	(1,011)

Cash flows from Investing Activities
Purchase of fixed assets	(5,950)	-
Net cash used in investing activities	(5,950)	-

Cash flows from Financing Activities
Proceeds from sale of common stock	-	-
Proceeds of loan from shareholder	3,795	2,000
Net cash provided by financing activities	3,795	2,000
Net increase in cash and equivalents	(3,289)	989
Cash and equivalents at beginning of the period	38,240	6,067
Cash and equivalents at end of the period	$ 34,951	$ 7,056
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

GALEM GROUP INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2017 (UNAUDITED)

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

Our principal executive offices are located at 3773 Howard Hughes Parkway, Ste. 500S, Las Vegas, NV 89169-6014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has retained earnings since Inception (March 31, 2016) of $2,797 as of December 31, 2017 however losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2017 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended December 31, 2017.

Stock-Based Compensation

As of December 31, 2017, the Company has not issued any stock-based payments to its employees.

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

As of December 31, 2017, the Company had 3,970,000 shares issued and outstanding.

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

Since March 31, 2016 (Inception) through December 31, 2017, the Company’s sole officer and director loaned the Company $9,648 to pay for incorporation costs and operating expenses.  As of December 31, 2017, the amount outstanding was $9,648. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events from December 31, 2017 through the date the financial statements were available to be issued, and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

As of December 31, 2017, we have retained earnings of $2,797 Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended December 31, 2017

Revenue

During the three months ended December 31, 2017, the Company has not generated any revenue compared to $1,800 during the three months ended December 31, 2016.

9 | Page

Operating Expenses

During the three month period ended December 31, 2017, we incurred total expenses and professional fees of $6,203 compared to $1,420 during the three months ended December 31, 2016. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Income

Our net loss for the three month period ended December 31, 2017 was $6,203 compared to income of $380 during the three months ended December 31, 2016.

Six Month Period Ended December 31, 2017

Revenue

During the six months ended December 31, 2017, the Company has revenue generated $10,500 in  revenue compared to $4,100 during the six months ended December 31, 2016.

Operating Expenses

During the six month period ended December 31, 2017, we incurred total expenses and professional fees of $9,979 compared to $5,111 during the six months ended December 31, 2016. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Income

Our net loss for the six month period ended December 31, 2017 was $2,274 compared to loss of $1,011 during the six months ended December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2017 our total assets were $44,545 compared to $43,024 in total assets at June 30, 2017. As at December 31, 2017, our current liabilities were $9,648 compared to $5,853 as of June 30, 2017.

Stockholders’ equity was $37,171 as of June 30, 2017 compared to  $34,897  as of December 31, 2017.

Cash Flows from Operating Activities

For the six month period ended December 31, 2017, net cash flows used in operating activities were $1,134 compared to $1,134 for the six month period ended December 31, 2016.

Cash Flows from Investing Activities

We have used $5,950  in investing activities to purchase computer equipment  during the six month period ended December 31, 2017 compared to $0 for the six month period ended December 31, 2016.

.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six month period ended December 31, 2017 were $3,795, consisting of loan from shareholder compared to $2,000 for the six month period ended December 31, 2016.

.

10 | Page

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

11 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six month period ended December 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six month period ended December 31, 2017.

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

GALEM GROUP INC.
Dated: February 12, 2018	By: /s/ Emiliya Galfinger
Emiliya Galfinger, President and Chief Executive Officer and Chief Financial Officer

12 | Page