Form 10-Q
period 2018-03-31
Galem Group Inc.
filed 2018-05-03
CIK 1673504

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 3, 2018
Common Stock, $0.001	3,970,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

GALEM GROUP INC. BALANCE SHEETS
	MARCH 31, 2018 (UNAUDITED)	JUNE 30, 2017 (AUDITED)
ASSETS
Current Assets
Cash	$ 32,360	$ 38,240
Total current assets	32,360	38,240
Non-current assets
Equipment	8,878	4,784
Total non-current assets	8,878	4,784
Total Assets	$ 41,238	$ 43,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 9,648	$ 5,853
Total current liabilities	9,648	5,853
Total Liabilities	9,648	5,853

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,970,000 shares issued and outstanding	3,970	3,970
Additional paid-in-capital	28,130	28,130
Retained earnings (accumulated deficit)	(510)	5,071
Total Stockholders’ Equity	31,590	37,171

Total Liabilities and Stockholders’ Equity	$ 41,238	$ 43,024

The accompanying notes are an integral part of these financial statements.

3 | Page

GALEM GROUP INC. STATEMENT OF OPERATIONS (UNAUDITED)
	Three months ended March 31, 2018	Three months ended March 31, 2017	Nine months ended March 31, 2018	Nine months ended March 31, 2017
Revenue	$ -	$ 7,000	$10,500	$ 11,100

Cost of services	-	-	2,795	-
Gross profit	-	7,000	7,705	11,100
Operating expenses:
General and administrative expenses	3,307	2,401	13,286	7,513
Net income (loss) from operations	(3,307)	4,599	(5,581)	3,587
Income (loss) before provision for income taxes	(3,307)	4,599	(5,581)	3,587

Provision for income taxes	-	-	-	-

Net income (loss)	$ (3,307)	$ 4,599	$ (5,581)	$ 3,587

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,970,000	3,070,111	3,970,000	3,023,029

The accompanying notes are an integral part of these financial statements.

4 | Page

GALEM GROUP INC. STATEMENT OF CASH FLOWS (UNAUDITED)
	Nine months ended March 31, 2018	Nine months ended March 31, 2017
Cash flows from Operating Activities
Net Income (loss)	$ (5,581)	$ 3,587
Amortization	1,856	-
Net cash provided by (used by) operating activities	(3,725)	3,587

Cash flows from Investing Activities
Purchase of fixed assets	(5,950)	(2,500)
Net cash used in investing activities	(5,950)	(2,500)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	10,500
Proceeds of loan from shareholder	3,795	2,028
Net cash provided by financing activities	3,795	12,528
Net increase in cash and equivalents	(5,880)	13,615
Cash and equivalents at beginning of the period	38,240	6,067
Cash and equivalents at end of the period	$ 32,360	$ 19,682
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

GALEM GROUP INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2018 (UNAUDITED)

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

Our principal executive offices are located at 3773 Howard Hughes Parkway, Ste. 500S, Las Vegas, NV 89169-6014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has accumulated deficit since Inception (March 31, 2016) of $510 as of March 31, 2018. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2018 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended March 31, 2018.

Stock-Based Compensation

As of March 31, 2018, the Company has not issued any stock-based payments to its employees.

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

As of March 31, 2018, the Company had 3,970,000 shares issued and outstanding.

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

Since March 31, 2016 (Inception) through March 31, 2018, the Company’s sole officer and director loaned the Company $9,648 to pay for incorporation costs and operating expenses.  As of March 31, 2018, the amount outstanding was $9,648. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events from March 31, 2018 through the date the financial statements were available to be issued, and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

As of Nine Months Ended March 31, 2018, the Company has a net loss of $5,581. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2018

Revenue

During the three months ended March 31, 2018, the Company has not generated any revenue compared to $7,000 during the three months ended March 31, 2017.

9 | Page

Operating Expenses

During the three month period ended March 31, 2018, we incurred total expenses and professional fees of $3,307 compared to $2,401 during the three months ended March 31, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Income

Our net loss for the three month period ended March 31, 2018 was $3,307 compared to income of $4,599 during the three months ended March 31, 2017.

Nine Month Period Ended March 31, 2018

Revenue

During the nine months ended March 31, 2018, the Company has revenue generated $10,500 in  revenue compared to $11,100 during the nine months ended March 31, 2017.

Operating Expenses

During the nine month period ended March 31, 2018, we incurred total expenses and professional fees of $13,286 compared to $7,513 during the nine months ended March 31, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Income

Our net loss for the nine month period ended March 31, 2018 was $5,581 compared to net income of $3,587 during the nine months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2018 our total assets were $41,238 compared to $43,024 in total assets at June 30, 2017. As at March 31, 2018, our current liabilities were $9,648 compared to $5,853 as of June 30, 2017.

Stockholders’ equity was $37,171 as of June 30, 2017 compared to  $31,590  as of March 31, 2018.

Cash Flows from Operating Activities

For the nine month period ended March 31, 2018, net cash flows used in operating activities were $3,725. For the nine month period ended March 31, 2017, net cash provided by operating activities was  $3,587.

Cash Flows from Investing Activities

We have used $5,950  in investing activities to purchase computer equipment  during the nine month period ended March 31, 2018 compared to $2,500 for the nine month period ended March 31, 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine month period ended March 31, 2018 were $3,795, consisting of loan from shareholder compared to $12,528, consisting $10,500 from proceeds from issuance of common stock and $2,028 loan from shareholder for the nine month period ended March 31, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine month period ended March 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine month period ended March 31, 2018.

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

GALEM GROUP INC.
Dated: May 3, 2018	By: /s/ Emiliya Galfinger
Emiliya Galfinger, President and Chief Executive Officer and Chief Financial Officer

12 | Page