Form 10-K
period 2018-06-30
Galem Group Inc.
filed 2018-09-24
CIK 1673504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2018

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

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of September 24, 2018, the registrant had 3,970,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of September 24, 2018.

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

4 | Page

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of September 24, 2018, the 3,970,000 issued and outstanding shares of common stock were held by a total of 35 shareholders of record.

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

Our net loss for the fiscal year ended June 30, 2018 was $29,575 compared to a net income of $5,829 for the fiscal year ended June 30, 2017. During fiscal year ended June 30, 2018 we have generated $10,500 in revenue, compared to $20,950 for the fiscal year endedto June 30, 2017.

During the fiscal year ended June 30, 2018, we incurred expenses of $39,327 compared to $15,121 for the fiscal year ended June 30, 2017.

5 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018 our total assets were $17,244 compared to $43,024 in total assets at June 30, 2017. As of June 30, 2018, our total liabilities were $9,648 compared to $5,853 in total liabilities at June 30, 2017.

Stockholders’ equity decreased from $37,171 as of June 30, 2017 to $7,596 as of June 30, 2018.

The weighted average number of shares outstanding was 3,970,000 for the year ended June 30, 2018 compared to 3,234,258 for the year ended June 30, 2017.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For the year ended June 30, 2018, net cash flows used in operating activities was $26,255. Net cash flows provided by operating activities was $6,145 for the year ended June 30, 2017.

Cash Flows from Investing Activities

We used $5,950 in investing activities for the year ended June 30, 2018 to purchase computer and equipment, compared to $5,100 for the year ended June 30, 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended June 30, 2018, net cash flows from financing activities was $3,795 received from loan from shareholder. For the year ended June 30, 2017, net cash flows from financing activities was $31,128 received from proceeds from issuance of common stock and loan from shareholder.

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

6 | Page

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

GOING CONCERN

The independent auditors' report accompanying our June 30, 2018 and June 30, 2017 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

7 | Page

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Galem Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Galem Group, Inc. as of June 30, 2018 and 2017 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2016.

Seattle, Washington

September 19, 2018

8 | Page

GALEM GROUP INC. BALANCE SHEETS (AUDITED)
	JUNE 30, 2018	JUNE 30, 2017
ASSETS
Current Assets
Cash	$ 9,830	$ 38,240
Total current assets	9,830	38,240
Non-current assets
Equipment, net	7,414	4,784
Total non-current assets	7,414	4,784
Total Assets	$ 17,244	$ 43,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 9,648	$ 5,853
Total current liabilities	9,648	5,853
Total Liabilities	9,648	5,853

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,970,000 shares issued and outstanding	3,970	3,970
Additional paid-in-capital	28,130	28,130
Retained earnings (Accumulated Deficit)	(24,504)	5,071
Total Stockholders’ Equity	7,596	37,171

Total Liabilities and Stockholders’ Equity	$ 17,244	$ 43,024

The accompanying notes are an integral part of these financial statements.

9 | Page

GALEM GROUP INC. STATEMENT OF OPERATIONS (AUDITED)
	Year ended June 30, 2018	Year ended June 30, 2017
Revenue	$10,500	$ 20,950

Cost of the goods sold	2,795	4,000
Gross Profit	7,705	16,950
Operating expenses:
General and administrative expenses	37,280	11,121
Net income from operations	(29,575)	5,829
Income (loss) before provision for income taxes	(29,575)	5,829

Provision for income taxes	-	-

Net income (loss)	$ (29,575)	$ 5,829

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,970,000	3,234,258

The accompanying notes are an integral part of these financial statements.

10 | Page

GALEM GROUP INC. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (MARCH 31, 2016) to JUNE 30, 2018 (AUDITED)
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of June 30, 2016	3,000,000	$ 3,000	$ -	$ (758)	$ 2,242
Common Shares issued for cash at $0.03 per share	970,000	970	28,130		29,100
Net income for the year				5,829	5,829
Balances as of June 30, 2017	3,970,000	3,970	28,130	5,071	37,171
Net loss for the year			-	(29,575)	(29,575)
Balances as of June 30, 2018	3,970,000	$ 3,970	$ 28, 130	$ (24,504)	$ 7,596

The accompanying notes are an integral part of these financial statements

11 | Page

GALEM GROUP INC. STATEMENT OF CASH FLOWS (AUDITED)
	Year ended June 30, 2018	Year ended June 30, 2017
Cash flows from Operating Activities
Net Income (loss)	$ (29,575)	$ 5,829
Amortization expenses	3,320	316
Net cash provided (used) by operating activities	(26,255)	6,145

Cash flows from Investing Activities
Purchase of fixed assets	$ (5,950)	$ (5,100)
Net cash used in investing activities	(5,950)	(5,100)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	29,100
Proceeds of loan from shareholder	3,795	2,028
Net cash provided by financing activities	3,795	31,128
Net increase in cash and equivalents	(28,410)	32,173
Cash and equivalents at beginning of the period	38,240	6,067
Cash and equivalents at end of the period	$ 9,830	$ 38,240
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

12 | Page

GALEM GROUP INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2018 (AUDITED)

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

Our principal executive offices are located at 3773 Howard Hughes Parkway, Ste. 500S, Las Vegas, NV 89169-6014

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2018 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated deficit from inception (March 31, 2016) to June 30, 2018 of $24,504.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2018 the Company's bank deposits did not exceed the insured amounts.

13 | Page

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended June 30, 2018.

Stock-Based Compensation

As of June 30, 2018, the Company has not issued any stock-based payments to its employees.

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

14 | Page

Property and Equipment Depreciation Policy

The Company purchased a PC and tour guide sound system for its business operations. Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years. The depreciation is broken out separately along with the gross equipment.

Assets	Initial Value	Effective life	Date	Depreciation amount for the year ended 06/30/2017	Book Value as of June 30, 2017	Depreciation amount for the year ended 06/30/2018	Book Value as of June 30, 2018
Equipment	$2,600.00	36 months	05/16/2017-06/30/2017	$ 108.00	$2,492.00
			07/01/2017-06/30/2018			$ 864.00	$1,628.00
Equipment	$3,500.00	36 months	10/01/2017-06/30/2018			$ 876.00	$2,624.00
Tour guide sound system	$2,500.00	36 months	04/01/2017-06/30/2017	$ 208.00	$2,292.00
			07/01/2017-06/30/2018			$ 832.00	$1,460.00
Computer	$2,450.00	36 months	07/31/2017-06/30/2018			$ 748.00	$1,702.00
	$11,050.00			$ 316.00	$4,784.00	$3,320.00	$7,414.00

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended June 30, 2018.

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

As of June 30, 2018, the Company had 3,970,000 shares issued and outstanding.

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

Since March 31, 2016 (Inception) through June 30, 2018, the Company’s sole officer and director loaned the Company $9,648 to pay for incorporation costs and operating expenses.  As of June 30, 2018, the amount outstanding was $9,648. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all transactions from June 30, 2018 through the date these financial statements were available to be issued, September 19, 2018, and has determined that there are no items to disclose.

15 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Emiliya Galfinger 3773 Howard Hughes Parkway, Ste. 500S, Las Vegas, NV 89169-6014	64	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

16 | Page

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

17 | Page

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on March 31, 2016 until June 30, 2017  and for the year ended June 30, 2018:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Emiliya Galfinger, President, Secretary and Treasurer	July 1, 2016 to June 30, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	July 1, 2017 to June 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of June 30, 2018, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

18 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 30, 2018 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 16, 2016, we issued a total of 3,000,000 shares of restricted common stock to Emiliya Galfinger, our sole officer and director in consideration of $3,000. Further, Ms. Galfinger has advanced funds to us. As of June 30, 2018, Ms. Galfinger has advanced to us $9,648. The obligation to Ms. Galfinger does not bear interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended June 30, 2018, we incurred approximately $8,956 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended June 30, 2017 and for the reviews of our financial statements for the quarters ended September 30, 2017, December 31, 2017 and March 31, 2018.

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

GALEM GROUP INC.
Dated: September 24, 2018	By: /s/ Emiliya Galfinger
Emiliya Galfinger, President and Chief Executive Officer and Chief Financial Officer

19 | Page