Form 10-Q
period 2018-12-31
Galem Group Inc.
filed 2019-02-05
CIK 1673504

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 4, 2019
Common Stock, $0.001	3,970,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

GALEM GROUP INC. BALANCE SHEETS
	DECEMBER 31, 2018 (UNAUDITED)	JUNE 30, 2018 (AUDITED)
ASSETS
Current Assets
Cash	$ 4,110	$ 9,830
Total current assets	4,110	9,830
Non-current assets
Equipment	5,574	7,414
Total non-current assets	5,574	7,414
Total Assets	$ 9,684	$ 17,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 9,648	$ 9,648
Accounts paybale	205
Total current liabilities	9,853	9,648
Total Liabilities	9,853	9,648

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,970,000 shares issued and outstanding	3,970	3,970
Additional paid-in-capital	28,130	28,130
Retained earnings (accumulated deficit)	(32,270)	(24,504)
Total Stockholders’ Equity (Deficit)	(170)	7,596

Total Liabilities and Stockholders’ Equity (Deficit)	$ 9,684	$ 17,244

The accompanying notes are an integral part of these financial statements.

3 | Page

GALEM GROUP INC. STATEMENT OF OPERATIONS (UNAUDITED)
	Three months ended December 31, 2018	Three months ended December 31, 2017	Six months ended December 31, 2018	Six months ended December 31, 2017
Revenue	$ -	$ -	$ -	$ 10,500

Cost of services	-	-	-	2,795
Gross profit	-	-	-	7,705
Operating expenses:
General and administrative expenses	3,105	6,203	7,766	9,979
Net income (loss) from operations	(3,105)	(6,203)	(7,766)	(2,274)
Income (loss) before provision for income taxes	(3,105)	(6,203)	(7,766)	(2,274)

Provision for income taxes	-	-	-	-

Net income (loss)	$ (3,105)	$ (6,203)	$ (7,766)	$ (2,274)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,970,000	3,970,000	3,970,000	3,970,000

The accompanying notes are an integral part of these financial statements.

4 | Page

GALEM GROUP INC. STATEMENT OF CASH FLOWS (UNAUDITED)
	Six months ended December 31, 2018	Six months ended December 31, 2017
Cash flows from Operating Activities
Net Income (loss)	$ (7,766)	$ (2,274)
Amortization	1,840	1,140
Accounts payable	205	-
Net cash provided by (used by) operating activities	(5,721)	(1,134)

Cash flows from Investing Activities
Purchase of fixed assets	-	(5,950)
Net cash used in investing activities	-	(5,950)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	-
Proceeds of loan from shareholder	-	3,795
Net cash provided by financing activities	-	3,795
Net increase in cash and equivalents	(5,721)	(3,289)
Cash and equivalents at beginning of the period	9,830	38,240
Cash and equivalents at end of the period	$ 4,110	$ 34,951
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

GALEM GROUP INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2018 (UNAUDITED)

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

Our principal executive offices are located at 3773 Howard Hughes Parkway, Ste. 500S, Las Vegas, NV 89169-6014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has accumulated deficit since Inception (March 31, 2016) of $32,270 as of December 31, 2018. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the period shown and are not necessarily indicative of the results to be expected for the full year ending  June 30, 2019. These unaudited  financial statements should be read in conjunction with the audited financial statements and related notes for the year ended June 30, 2018.

6 | Page

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2018 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended December 31, 2018.

Stock-Based Compensation

As of December 31, 2018, the Company has not issued any stock-based payments to its employees.

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

Assets	Initial Value	Effective life	Book Value as of June 30, 2018	Depreciation amount for the six months ended 12/31/2018	Book Value as of December 31, 2018
Equipment	$2,600	36 months	$1,628	$ 432	$1,196
Equipment	$3,500	36 months	$2,624	$ 584	$2,040
Tour guide sound system	$2,500	36 months	$1,460	$416	$1,044
Computer	$2,450	36 months	$1,702	$408	$1,294
	$11,050		$7,414.00	$1,840	$5,574

NOTE 3 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of December 31, 2018, the Company had 3,970,000 shares issued and outstanding.

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

Since March 31, 2016 (Inception) through December 31, 2018, the Company’s sole officer and director loaned the Company $9,648 to pay for incorporation costs and operating expenses.  As of December 31, 2018, the amount outstanding was $9,648. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events from December 31, 2018 through the date the financial statements were available to be issued, February 1, 2019, and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

As of Six Months Ended December 31, 2018, the Company has a net loss of $7,766. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended December 31, 2018

Revenue

During the three months ended December 31, 2018 and 2017, the Company has not earned any revenue.

9 | Page

Operating Expenses

During the three month period ended December 31, 2018, we incurred total expenses and professional fees of $3,105 compared to $6,203 during the three months ended December 31, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month period ended December 31, 2018 was $3,105 compared to net loss of $6,203 during the three months ended December 31, 2017.

Six Month Period Ended December 31, 2018

Revenue

During the six months ended December 31, 2018, the Company has not earned any revenue compared to $10,500 during the six months ended December 31, 2017.

Operating Expenses

During the six month period ended December 31, 2018, we incurred total expenses and professional fees of $7,766 compared to $9,979 during the six months ended December 31, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

10 | Page

Net Loss

Our net loss for the six month period ended December 31, 2018 was $7,766 compared to net loss of $2,274 during the six months ended December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2018 our total assets were $9,684 compared to $17,244 in total assets at June 30, 2018. As at December 31, 2018 and 2017, our current liabilities were $9,853.

Stockholders’ equity was $7,596 as of June, 2018 compared to stockholders’ deficit of  $170  as of December 31, 2018.

Cash Flows from Operating Activities

For the six month period ended December 31, 2018, net cash flows used in operating activities were $5,721. For the six month period ended December 31, 2017, net cash provided by operating activities was  $1,134.

Cash Flows from Investing Activities

We have used $5,950  in investing activities to purchase computer equipment  during the six month period ended December 31, 2017 compared to $nil for the six month period ended December 31, 2018.

Cash Flows from Financing Activities

Cash provided by financing activities during the six month period ended December 31, 2018 was $nil, compared to $3,795, consisting entirely of loan from shareholder for the six month period ended December 31, 2017.

11 | Page

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

12 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six month period ended December 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six month period ended December 31, 2018.

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

GALEM GROUP INC.
Dated: February 4, 2019	By: /s/ Emiliya Galfinger
Emiliya Galfinger, President and Chief Executive Officer and Chief Financial Officer

13 | Page