Form 10-Q
period 2019-03-31
Galem Group Inc.
filed 2019-05-09
CIK 1673504

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 8, 2019
Common Stock, $0.001	3,970,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

GALEM GROUP INC. BALANCE SHEETS
	MARCH 31, 2019 (UNAUDITED)	JUNE 30, 2018 (AUDITED)
ASSETS
Current Assets
Cash	$ 1,171	$ 9,830
Total current assets	1,171	9,830
Non-current assets
Equipment	4,654	7,414
Total non-current assets	4,654	7,414
Total Assets	$ 5,825	$ 17,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 9,648	$ 9,648
Accounts payable	-
Total current liabilities	9,648	9,648
Total Liabilities	9,648	9,648

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,970,000 shares issued and outstanding	3,970	3,970
Additional paid-in-capital	28,130	28,130
Retained earnings (accumulated deficit)	(35,923)	(24,504)
Total Stockholders’ Equity (Deficit)	(3,823)	7,596

Total Liabilities and Stockholders’ Equity (Deficit)	$ 5,825	$ 17,244

The accompanying notes are an integral part of these financial statements.

3 | Page

GALEM GROUP INC. STATEMENT OF OPERATIONS (UNAUDITED)
	Three months ended March 31, 2019	Three months ended March 31, 2018	Nine months ended March 31, 2019	Nine months ended March 31, 2018
Revenue	$ -	$ -	$ -	$ 10,500

Cost of services	-	-	-	2,795
Gross profit	-	-	-	7,705
Operating expenses:
General and administrative expenses	3,653	3,307	11,419	13,286
Net income (loss) from operations	(3,653)	(3,307)	(11,419)	(5,581)
Income (loss) before provision for income taxes	(3,653)	(3,307)	(11,419)	(5,581)

Provision for income taxes	-	-	-	-

Net income (loss)	$ (3,653)	$ (3,307)	$ (11,419)	$ (5,581)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,970,000	3,970,000	3,970,000	3,970,000

The accompanying notes are an integral part of these financial statements.

4 | Page

GALEM GROUP INC. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (MARCH 31, 2016) to MARCH 31, 2019 (AUDITED)
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of June 30, 2016	3,000,000	$ 3,000	$ -	$ (758)	$ 2,242
Common Shares issued for cash at $0.03 per share	970,000	970	28,130		29,100
Net income for the year				5,829	5,829
Balances as of June 30, 2017	3,970,000	3,970	28,130	5,071	37,171
Net loss for the nine month ended March 31, 2018			-	(5,581)	(5,581)
Balances as of March 31, 2018	3,970,000	3,970	28,130	(510)	31,590
Net loss for the three month ended June 30, 2018			-	(23,994)	(23,994)
Balances as of June 30, 2018	3,970,000	$ 3,970	$ 28, 130	$ (24,504)	$ 7,596
Net loss for the nine month ended March 31, 2019			-	(11,419)	(11,419)
Balances as of March 31, 2019	3,970,000	$ 3,970	$ 28,130	$ (35,923)	$ (3,823)

The accompanying notes are an integral part of these financial statements.

5 | Page

GALEM GROUP INC. STATEMENT OF CASH FLOWS (UNAUDITED)
	Nine months ended March 31, 2019	Nine months ended March 31, 2018
Cash flows from Operating Activities
Net Income (loss)	$ (11,419)	$ (5,581)
Amortization	2,760	1,856
Net cash provided by (used by) operating activities	(8,659)	(3,725)

Cash flows from Investing Activities
Purchase of fixed assets	-	(5,950)
Net cash used in investing activities	-	(5,950)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	-
Proceeds of loan from shareholder	-	3,795
Net cash provided by financing activities	-	3,795
Net increase in cash and equivalents	(8,659)	(5,880)
Cash and equivalents at beginning of the period	9,830	38,240
Cash and equivalents at end of the period	$ 1,171	$ 32,360
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

GALEM GROUP INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2019 (UNAUDITED)

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

Our principal executive offices are located at 3773 Howard Hughes Parkway, Ste. 500S, Las Vegas, NV 89169-6014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has accumulated deficit since Inception (March 31, 2016) of $35,923 as of March 31, 2019. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

7 | Page

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2019 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended March 31, 2019.

Stock-Based Compensation

As of March 31, 2019, the Company has not issued any stock-based payments to its employees.

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

8 | Page

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

Assets	Initial Value	Effective life	Book Value as of June 30, 2018	Depreciation amount for the nine months ended 03/31/2019	Book Value as of March 31, 2019
Equipment	$2,600	36 months	$1,628	$ 648	$980
Equipment	$3,500	36 months	$2,624	$ 876	$1,748
Tour guide sound system	$2,500	36 months	$1,460	$624	$836
Computer	$2,450	36 months	$1,702	$612	$1,090
	$11,050		$7,414.00	$2,760	$4,654

NOTE 3 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of March 31, 2019, the Company had 3,970,000 shares issued and outstanding.

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

Since March 31, 2016 (Inception) through March 31, 2019, the Company’s sole officer and director loaned the Company $9,648 to pay for incorporation costs and operating expenses.  As of March 31, 2019, the amount outstanding was $9,648. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events from March 31, 2019 through the date the financial statements were available to be issued, May 8, 2019, and has determined that there is one item to disclose:

-

On April 23, 2019, the Company’s director loaned the Company $4,500 to pay for operating expenses.   The loan is non-interest bearing, due upon demand and unsecured.

9 | Page

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

RESULTS OF OPERATION

As of Nine Months Ended March 31, 2019, the Company has a net loss of $11,419. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2019

Revenue

During the three months ended March 31, 2019 and 2018, the Company has not earned any revenue.

10 | Page

Operating Expenses

During the three month period ended March 31, 2019, we incurred total expenses and professional fees of $3,653 compared to $3,307 during the three months ended March 31, 2018. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month period ended March 31, 2019 was $3,653 compared to net loss of $3,307 during the three months ended March 31, 2018.

Nine Month Period Ended March 31, 2019

Revenue

During the nine months ended March 31, 2019, the Company has not earned any revenue compared to $10,500 during the nine months ended March 31, 2018.

Operating Expenses

During the nine month period ended March 31, 2019, we incurred total expenses and professional fees of $11,419 compared to $13,286 during the nine months ended March 31, 2018. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the nine month period ended March 31, 2019 was $11,419 compared to net loss of $5,581 during the nine months ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2019 our total assets were $5,825 compared to $17,244 in total assets at June 30, 2018. As at March 31, 2019 and 2017, our current liabilities were $9,648.

Stockholders’ equity was $7,596 as of June, 2018 compared to stockholders’ deficit of $3,823  as of March 31, 2019.

Cash Flows from Operating Activities

For the nine month period ended March 31, 2019, net cash flows used in operating activities were $8,659. For the nine month period ended March 31, 2018, net cash provided by operating activities was  $3,725.

Cash Flows from Investing Activities

We have used $5,950  in investing activities to purchase computer equipment  during the nine month period ended March 31, 2018 compared to $nil for the nine month period ended March 31, 2019.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine month period ended March 31, 2019 was $nil, compared to $3,795, consisting entirely of loan from shareholder for the nine month period ended March 31, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine month period ended March 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine month period ended March 31, 2019.

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

GALEM GROUP INC.
Dated: May 8, 2019	By: /s/ Emiliya Galfinger
Emiliya Galfinger, President and Chief Executive Officer and Chief Financial Officer

13 | Page