Form 10-K/A
period 2018-06-30
Galem Group Inc.
filed 2019-05-16
CIK 1673504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 AMENDMENT #1

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

As of May 15, 2019, the registrant had 3,970,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 15, 2019.

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of May 15, 2019, the 3,970,000 issued and outstanding shares of common stock were held by a total of 35 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

4 | Page

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

5 | Page

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

6 | Page

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

7 | Page

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

8 | Page

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

10 | Page

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

12 | Page

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

13 | Page

Property and Equipment Depreciation Policy

The Company purchased a PC and tour guide sound system for its business operations. Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years. The depreciation is broken out separately along with the gross equipment.

Assets	Initial Value	Effective life	Date	Depreciation amount for the year ended 06/30/2017	Book Value as of June 30, 2017	Depreciation amount for the year ended 06/30/2018	Book Value as of June 30, 2018
Equipment	$2,600.00	36 months	05/16/2017-06/30/2017	$ 108.00	$2,492.00
			07/01/2017-06/30/2018			$ 864.00	$1,628.00
Equipment	$3,500.00	36 months	10/01/2017-06/30/2018			$ 876.00	$2,624.00
Tour guide sound system	$2,500.00	36 months	04/01/2017-06/30/2017	$ 208.00	$2,292.00
			07/01/2017-06/30/2018			$ 832.00	$1,460.00
Computer	$2,450.00	36 months	07/31/2017-06/30/2018			$ 748.00	$1,702.00
	$11,050.00			$ 208.00	$4,784.00	$3,320.00	$7,414.00

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

14 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a‐15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures ware not effective as the result of a material weakness. The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.  We had the following material weakness at June 30, 2018:

-  We have a lack of proper segregation of duties.

- Lack of audit committee or independent board of directors

- Lack of in-house accounting knowledge

- Our internal control structure lacks multiple levels of review and oversight.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the dispositions of the assets of the Company;

·

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and the board of directors of the Company; and

·

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with the policies or procedures.

Our management, with the participation of the Principal Executive and Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Our management has concluded that, as of June 30, 2018, internal controls over financial reporting are not effective due to weakness discussed above.

Management’s report was not subject to attestation by the Company’s independent registered public accounting firm since the Company is classified as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the year June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There has been no change in our internal control over financial reporting during the year June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

15 | Page

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

16 | Page

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

17 | Page

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

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document*

101.SCH XBRL Taxonomy Extension Schema Document*

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF XBRL Taxonomy Extension Definition Document*

101.LAB XBRL Taxonomy Extension Label Linkbase Document*

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

*Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALEM GROUP INC.
Dated: May 15, 2019	By: /s/ Emiliya Galfinger
Emiliya Galfinger, President and Chief Executive Officer and Chief Financial Officer

18 | Page