Form 10-K
period 2019-06-30
Galem Group Inc.
filed 2019-08-23
CIK 1673504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2019

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

As of August 21, 2019, the registrant had 3,970,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 21, 2019.

2 | Page

Table Of Contents

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of August 21, 2019, the 3,970,000 issued and outstanding shares of common stock were held by a total of 51 shareholders of record.

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

Our net loss for the fiscal year ended June 30, 2019 was $20,086 compared to a net loss of $29,575 for the fiscal year ended June 30, 2018. During fiscal year ended June 30, 2019 we have not generated any revenue, compared to $10,500 for the fiscal year ended to June 30, 2018.

During the fiscal year ended June 30, 2019, we incurred expenses of $20,086 compared to $37,280 for the fiscal year ended June 30, 2018.

5 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019 our total assets were $14,142 compared to $17,244 in total assets at June 30, 2018. As of June 30, 2019, our total liabilities were $26,632 compared to $9,648 in total liabilities at June 30, 2018.

Stockholders’ equity decreased from $7,596 as of June 30, 2018 to stockholders’ deficit of $12,490 as of June 30, 2019.

The weighted average number of shares outstanding was 3,970,000 for the years ended June 30, 2019 and 2018.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For the year ended June 30, 2019, net cash flows used in operating activities was $25,922. Net cash flows provided by operating activities was $26,255 for the year ended June 30, 2018.

Cash Flows from Investing Activities

The Company has not used any cash in investing activities for the year ended June 30, 2019, compared to $5,950 used in investing activities for the year ended June 30, 2018 to purchase computer and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended June 30, 2019, net cash flows from financing activities was $16,500 received from loan from shareholder. For the year ended June 30, 2018, net cash flows from financing activities was $3,795 received from loan from shareholder.

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

GOING CONCERN

The independent auditors' report accompanying our June 30, 2019 and June 30, 2018 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

7 | Page

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Galem Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Galem Group, Inc. as of June 30, 2019 and 2018 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

August 19, 2019

8 | Page

GALEM GROUP INC. BALANCE SHEETS (AUDITED)
	JUNE 30, 2019	JUNE 30, 2018
ASSETS
Current Assets
Cash	$ 408	$ 9,830
Prepaid expenses	10,000	-
Total current assets	10,408	9,830
Non-current assets
Equipment, net	3,734	7,414
Total non-current assets	3,734	7,414
Total Assets	$ 14,142	$ 17,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 26,148	$ 9,648
Account payable	484	-
Total current liabilities	26,632	9,648
Total Liabilities	26,632	9,648

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,970,000 shares issued and outstanding	3,970	3,970
Additional paid-in-capital	28,130	28,130
Retained earnings (Accumulated Deficit)	(44,590)	(24,504)
Total Stockholders’ Equity	(12,490)	7,596

Total Liabilities and Stockholders’ Equity	$ 14,142	$ 17,244

The accompanying notes are an integral part of these financial statements.

9 | Page

GALEM GROUP INC. STATEMENT OF OPERATIONS (AUDITED)
	Year ended June 30, 2019	Year ended June 30, 2018
Revenue	$ -	$ 10,500

Cost of the goods sold	-	2,795
Gross Profit	-	7,705
Operating expenses:
General and administrative expenses	20,086	37,280
Net income from operations	(20,086)	(29,575)
Income (loss) before provision for income taxes	(20,086)	(29,575)

Provision for income taxes	-	-

Net income (loss)	$ (20,086)	$ 29,575

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,970,000	3,970,000

The accompanying notes are an integral part of these financial statements.

10 | Page

GALEM GROUP INC. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM JUNE 30, 2017 to JUNE 30, 2019 (AUDITED)
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of June 30, 2017	3,970,000	$ 3,970	$ 28,130	$ 5,071	$ 37,171
Net loss for the year				(29,575)	(29,575)
Balances as of June 30, 2018	3,970,000	3,970	28,130	(24,504)	7,596
Net loss for the year			-	(20,086)	(20,086)
Balances as of June 30, 2019	3,970,000	$ 3,970	$ 28, 130	$ (44,590)	$ (12,490)

The accompanying notes are an integral part of these financial statements

11 | Page

GALEM GROUP INC. STATEMENT OF CASH FLOWS (AUDITED)
	Year ended June 30, 2019	Year ended June 30, 2018
Cash flows from Operating Activities
Net Income (loss)	$ (20,086)	$ (29,575)
Amortization expenses	3,680	3,320
Increase in prepaid expenses	(10,000)	-
Increase in accounts payable	484	-
Net cash provided (used) by operating activities	(25,922)	26,255

Cash flows from Investing Activities
Purchase of fixed assets	$ -	$ (5,950)
Net cash used in investing activities	-	(5,950)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	-
Proceeds of loan from shareholder	16,500	3,795
Net cash provided by financing activities	16,500	3,795
Net increase in cash and equivalents	(9,422)	(28,410)
Cash and equivalents at beginning of the period	9,830	38,240
Cash and equivalents at end of the period	$ 408	$ 9,830
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

12 | Page

GALEM GROUP INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2019 (AUDITED)

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

Our principal executive offices are located at 3773 Howard Hughes Parkway, Ste. 500S, Las Vegas, NV 89169-6014

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2019 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated deficit from inception (March 31, 2016) to June 30, 2019 of $44,590.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2019 the Company's bank deposits did not exceed the insured amounts.

13 | Page

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended June 30, 2019.

Stock-Based Compensation

As of June 30, 2019, the Company has not issued any stock-based payments to its employees.

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

At the beginning of the year total assets value was $7,414 compared to the $3,734 as at end of the year June 30, 2019. The value of the total assets decreased due to the $3,680 in depreciation for the year ended June 30, 2019.

Assets	Initial Value	Effective life	Book Value as of June 30, 2018	Depreciation amount for the year ended 06/30/2019	Book Value as of June 30, 2019
Equipment	$2,600	36 months	$1,628	$ 864	$764
Equipment	$3,500	36 months	$2,624	$ 1,168	$1,456
Tour guide sound system	$2,500	36 months	$1,460	$832	$628
Computer	$2,450	36 months	$1,702	$816	$886
	$11,050		$7,414.00	$3,680	$3,734

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended June 30, 2019.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On May 16, 2016 the Company issued 3,000,000 shares of its common stock to the director at $0.001 per share for total proceeds of $3,000. For the year ended June 30, 2018, the Company issued 970,000 shares of its common stock at $0.03 per share for total proceeds of $29,100.

As of June 30, 2019, the Company had 3,970,000 shares issued and outstanding.

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

Since March 31, 2016 (Inception) through June 30, 2019, the Company’s sole officer and director loaned the Company $26,148 to pay for incorporation costs and operating expenses.  As of June 30, 2019, the amount outstanding was $26,148. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all transactions from June 30, 2019 through the date these financial statements were available to be issued, August 19, 2019, and has determined that there are no items to disclose.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as the result of a material weakness. The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.  We had the following material weakness at June 30, 2019:

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

16 | Page

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with the policies or procedures.

Our management, with the participation of the Principal Executive and Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Our management has concluded that, as of June 30, 2019, internal controls over financial reporting are not effective due to weakness discussed above.

Management’s report was not subject to attestation by the Company’s independent registered public accounting firm since the Company is classified as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the year June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There has been no change in our internal control over financial reporting during the year June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Emiliya Galfinger 3773 Howard Hughes Parkway, Ste. 500S, Las Vegas, NV 89169-6014	65	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

18 | Page

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on March 31, 2016 until June 30, 2018  and for the year ended June 30, 2019:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Emiliya Galfinger, President, Secretary and Treasurer	July 1, 2017 to June 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	July 1, 2018 to June 30, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of June 30, 2019, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

19 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 30, 2019 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 16, 2016, we issued a total of 3,000,000 shares of restricted common stock to Emiliya Galfinger, our sole officer and director in consideration of $3,000. Further, Ms. Galfinger has advanced funds to us. As of June 30, 2019, Ms. Galfinger has advanced to us $26,148. The obligation to Ms. Galfinger does not bear interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended June 30, 2019, we incurred approximately $8,755 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended June 30, 2018 and for the reviews of our financial statements for the quarters ended September 30, 2018, December 31, 2018 and March 31, 2019.

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

20 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALEM GROUP INC.
Dated: August 23, 2019	By: /s/ Emiliya Galfinger
Emiliya Galfinger, President and Chief Executive Officer and Chief Financial Officer

21 | Page