Form 10-Q
period 2019-09-30
Shengshi Elevator International Holding Group Inc.
filed 2019-11-12
CIK 1673504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 333-213608

Shengshi Elevator International Holding Group Inc.

(Exact name of registrant as specified in its charter)

Nevada	38-3995730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

No.154, Shengbo Industrial Park, Yousong Road, Longhua Street,

Longhua District, ShenZhen, China

(Address of principal executive offices) (Zip Code)

+86-18503010555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NA	NA	NA

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2019, the registrant had 603,970,000 shares of common stock, par value $0.001 per share, issued and outstanding.

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2019

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

PART  I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Shengshi Elevator International Holding Group Inc.

Condensed Consolidated Balance Sheets

(Amounts in US$)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$326,275	$177,566
Accounts receivable, net	-	144,704
Due from related parties	-	1,639,190
Other receivables, net	270,044	181,674
Prepayments	325,427	351,185
Inventories	173,241	18,464
Total current assets	1,094,987	2,512,783
Non-current assets
Property, plant and equipment, net	653,800	719,277
Total non-current assets	653,800	719,277
Total assets	$1,748,787	$3,232,060

Liabilities and Equity
Current Liabilities
Accounts payable	$113,202	$42,084
Contract with customer, liability	4,466,407	1,469,067
Amount due to related parties	101,712	1,689,823
Accrued expenses and other liabilities	630,970	761,619
Total current liabilities	5,312,291	3,962,593
Total liabilities	5,312,291	3,962,593

Shareholders’ Deficit
Common Stock ($0.001 par value, 1,000,000,000 shares authorized; 3,970,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018)	3,970	3,970
Additional paid in capital	8,774,481	8,764,073
Retained deficit	(12,759,901)	(9,804,790)
Accumulated other comprehensive income	417,946	306,214
Total Shareholders’ Deficit	(3,563,504)	(730,533)
Total liabilities and shareholders’ deficit	$1,748,787	$3,232,060

See accompanying notes to the condensed consolidated financial statements.

Shengshi Elevator International Holding Group Inc.

Condensed Consolidated Statements of Operation and Comprehensive Loss

(Unaudited)

(Amounts in US$)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2018
Net revenue
Product sales to related parties	$-	$-
Total net revenue	-	-

Cost of revenue
Cost of product sales – related parties	-	-
Total cost of revenue	-	-
Gross profit	-	-

Operating expenses:
Selling and marketing expenses	111,664	261,031
General and administrative expenses	1,668,213	1,843,040
Research and development expenses	1,249,480	1,265,496
Total operating expenses	3,029,357	3,369,567

Loss from Operations	(3,029,357)	(3,369,567)

Other income (expenses)	74,246	(269,979)

Loss before income taxes	(2,955,111)	(3,639,546)
Income tax expense	-	-
Net loss	(2,955,111)	(3,639,546)
Other comprehensive income
Foreign currency translation gain, net of nil income taxes	111,732	365,658
Comprehensive loss	$(2,843,379)	$(3,273,888)

Loss per share
Basic and diluted	(0.74)	(0.92)

Weighted average number of common shares outstanding
Basic and diluted	3,970,000	3,970,000

See accompanying notes to the condensed consolidated financial statements.

Shengshi Elevator International Holding Group Inc.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in US$)

Nine months ended September 30, 2019:

	Common Stock		Additional		Accumulated other comprehensive
	Number of shares	Amount	paid in capital	Retained deficit	income (loss)	Total Equity
Balance, January 1, 2019	3,970,000	$3,970	$8,764,073	$(9,804,790)	$306,214	$(730,533)
Effect of reverse acquisition	-	-	10,408	-	-	10,408
Net loss	-	-	-	(2,955,111)	-	(2,955,111)
Foreign currency translation adjustment	-	-	-	-	111,732	111,732
Balance, September 30, 2019	3,970,000	$3,970	$8,774,481	$(12,759,901)	$417,946	$(3,563,504)

Nine months ended September 30, 2018:

	Common Stock		Additional		Accumulated other comprehensive
	Number of shares	Amount	paid in capital	Retained deficit	income (loss)	Total Equity
Balance, January 1, 2018	3,970,000	$3,970	$226,217	$(4,205,338)	$(85,847)	$4,060,998)
Capital injection	-	-	8,537,856	-	-	8,537,856
Net loss	-	-	-	(3,639,546)	-	(3,639,546)
Foreign currency translation adjustment	-	-	-	-	365,658	365,658
Balance, September 30, 2018	3,970,000	$3,970	$8,764,073	$(7,844,884)	$279,811	$1,202,970

See accompanying notes to the condensed consolidated financial statements.

Shengshi Elevator International Holding Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(2,955,111)	$(3,639,546)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	83,973	39,293
Reversal of allowance for doubtful accounts	(729)	-
Disposal of property, plant and equipment	891	-
Changes in operating assets and liabilities:
Accounts receivable	145,898	-
Other receivables	(118,292)	275,287
Prepayments	26,816	(701,329)
Amount due from related parties	1,644,445	(1,548,699)
Inventories	(160,247)	(17,102)
Accounts payable	74,597	1,215
Contract with customer, liability	3,135,192	663,695
Other taxes payable	1,689	(5,716)
Accrued expenses and other current liabilities	13,021	(11,566)
Net cash provided by (used in) operating activities	1,892,143	(4,944,468)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(165,610)	(205,073)
Loans repaid by third parties	21,885	61,354
Net cash used in investing activities	(143,725)	(143,719)

Cash Flows From Financing Activities
Cash effect of reverse acquisition	408	-
Capital injection	-	8,963,793
Repayment of loans to related parties	(1,590,283)	(4,548,508)
Loans repaid to third parties	-	(55,981)
Repayment of short term loan	-	(1,278)
Net cash (used in) provided by financing activities	(1,589,875)	4,358,026

Effect of exchange rate fluctuation on cash and cash equivalents	(9,834)	(14,590)

Net increase in cash and cash equivalents	148,708	(744,752)
Cash and cash equivalents, beginning of period	177,566	982,563
Cash and cash equivalents, end of period	$326,275	$237,811

Supplemental disclosure information:
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$303,201

See accompanying notes to the condensed consolidated financial statements.

Shengshi Elevator International Holding Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in US$ unless otherwise noted)

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION

Shengshi Elevator International Holding Group Inc. (formerly known as Galem Group, Inc.), (the “Company”), was incorporated in the State of Nevada on March 31, 2016. From the date of the Company’s incorporation until the Company consummated the Share Exchange, the Company’s activities were primarily concentrated in providing consulting services in the field of traditional and alternative medicine and medical technologies.

On August 29, 2019, Jun Chen, Galem Group, Inc., and Emiliya Galfinger entered into a Stock Purchase Agreement. As a result of a private transactions, 3,000,000 shares of common stock of Galem Group, Inc., were transferred from Emiliya Galfinger to Jun Chen. As a result, Mr. Jun Chen became a 75.57% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder.

On September 5, 2019, Galem Group Inc., amended its articles of incorporation to change its name to Shengshi Elevator International Holding Group Inc.

On September 25, 2019, Mr. Jun Chen stepped down as the sole officer and director of the Company and Mr. Jin Xukai was appointed as the sole officer and director. On September 27, 2019, Shengshi Elevator International Holding Group Inc. amended its articles of incorporation to increase its authorized shares of common stock to 1,000,000,000.

On September 30, 2019, Shengshi International Holdings Co., Ltd., shareholders of Shengshi International Holdings Co., Ltd., Shengshi Elevator International Holding Group Inc. and Jun Chen, the majority shareholder of Shengshi Elevator International Holding Group Inc. entered into a Share Exchange Agreement (the “Share Exchange”). Pursuant to the terms of the Exchange Agreement, Shengshi Elevator International Holding Group Inc. owned 100% equity interest of Shengshi International Holdings Co., Ltd. The shareholders acquired 600,000,000 shares of Shengshi Elevator International Holding Group Inc.’s outstanding shares.

Immediately prior to the Share Exchange, 3,970,000 shares of our outstanding common stock of Shengshi Elevator International Holding Group Inc. were issued.

Shengshi International Holding Co., Ltd. (“Shengshi International”), was incorporated in the Cayman Islands on October 19, 2018.

Shengshi Shengshun (Hong Kong) Co., Ltd. (“Shengshi Hong Kong”), was established in Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on September 18, 2018.

Shengshi Yinghe (Shenzhen) Technology Co. Ltd. was established as a wholly foreign owned enterprise on November 08, 2018 in Shenzhen City, Guangdong province, under the laws of the PRC.

Shenzhen Shengshi Elevator Co., Ltd. (“Shenzhen Shengshi”), was incorporated on April 2, 2014 registered in Shenzhen City, Guangdong province, under the laws of the PRC. The Company was established by Mr. Xukai Jin, the founder, president, chairman, chief designer, and the controlling shareholder (“Mr. Jin”).

Shenzhen Shengshi focuses on elevator technology research and development, sales, maintenance and installation. The company’s flagship product is an elevator adopts the technical principle of the world’s first “An embedded open nut track lifting system” and represents a brand-new product direction and industrial innovation.

Sichuan Shengshi Elevator Technology Co., Ltd. (“Sichuan Shengshi”), was incorporated on July 13, 2018 registered in Chengdu city, Sichuan province, under the laws of the PRC, a wholly owned subsidiary of Shenzhen Shengshi. Sichuan Shengshi has the same business scope and offers similar products and services as the parent company.

The Company’s subsidiaries are summarized as follows:

Name of the subsidiary	Place and date of incorporation	Principal activities

Shengshi International Holding Co., Ltd.	Cayman Islands, October 19, 2018	Investment holding company

Shengshi Shengshun (Hong Kong) Co., Ltd.	Hong Kong, September 18, 2018	Investment holding company

Shengshi Yinghe (Shenzhen) Technology Co. Ltd.	PRC, November 8, 2018	Investment holding company

Shenzhen Shengshi Elevator Co., Ltd.	PRC, April 2, 2014	Elevator technology research and development, sales, maintenance and installation

Sichuan Shengshi Elevator Technology Co., Ltd.	PRC, July 13, 2018	Elevator technology research and development, sales, maintenance and installation

NOTE 2. GOING CONCERN

As of September 30, 2019, the Company had $326,275 in cash and cash equivalents. The Company has net loss of $2,955,111 for the nine months ended September 30, 2019. This factor raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the company may not be able to maintain profitability.

The Company will focus on improving operation efficiency and cost reduction, developing core cash-generating business and enhancing marketing function. Actions include developing more customers, as well as create synergy of the Company’s resources.

The Company believes that available cash and cash equivalents, the cash provided by operating activities, together with actions as developing more customers and create synergy of the Company’s resources, should enable the Company to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued and the Company has prepared the consolidated financial statements on a going concern basis. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, obtaining financial support from related parties and controlling overhead expenses. Management cannot provide any assurance that the Company will raise additional capital if needed.

NOTE 3. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied.

b.	Principles of consolidation

The consolidated financial statements include the financial statements of the Company, and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

c.	Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation of inventory, and recoverability of carrying amount and the estimated useful lives of long-lived assets.

d.	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, cash in bank with no restrictions, as well as highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when initially purchased.

e.	Accounts receivable

Accounts receivables are stated at the amount the Company expect to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience and information on customer accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company have historically experienced little, if any, uncollectible receivables to date.

f.	Inventory

Shenzhen Shengshi carries no inventories as of September 30, 2019 and December 31, 2018.

Sichuan Shengshi values its inventories at the lower of cost or net realizable value.

Inventories consist of mainly raw materials that are to be used in the maintenance of elevators.

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to net realizable value. Any idle facility costs or excessive spoilage are recorded as current period charges.

Sichuan Shengshi had no impairment charges for the Nine months ended September 30, 2019 and 2018.

g.	Research and development expenditures

Research and development expenditures include salaries, wages and other costs of personnel engaged in research and development, costs of services performed by others for research and development on our behalf are expensed when incurred. The Company is currently in the early stage of elevator product development and incurs significant amount of research and development costs.

h.	Property, plant and equipment, net

Shenzhen Shengshi’s property and equipment are recorded at cost less accumulated depreciation with no residual value.

Sichuan Shengshi’s property and equipment are recorded at cost less accumulated depreciation with 5% residual value. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Machinery and equipment	3-11 years
Structures	20 years
Furniture and office equipment	3-10 years
Motor vehicles	4-8 years

When office equipment and electronic devices are retired or otherwise disposed of, resulting gain or loss is included in net income or loss in the year of disposition for the difference between the net book value and proceeds received thereon. Maintenance and repairs which do not improve or extend the expected useful lives of the assets are charged to expenses as incurred.

Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Depreciation for equipment commences once it is placed in service and depreciation for buildings and amortization of leasehold improvements commences once they are ready for our intended use.

i.	Revenue recognition

The Company adopted ASC Topic 606, “Revenue from Contracts with Customers”, applying the modified retrospective method.

In accordance with ASC Topic 606, revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. In determining when and how much revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company’s contract with customers do not include significant financing component and any variable consideration.

The Company does not believe that significant management judgements are involved in revenue recognition, but the amount and timing of the Company’s revenues could be different for any period if management made different judgments or utilized different estimates. Generally, the Company recognizes revenue under ASC Topic 606 for its performance obligation.

The sales of elevators are derived principally from providing elevators to customers, the Company recognizes revenue upon the delivery of products to the customers, which is when the goods delivered to the users’ designated address and it is probable that the Company will collect the payments.

j.	Advertising, Sales and Marketing Costs

Advertising, sales and marketing costs consist primarily of costs for the promotion of corporate image and product marketing. The Company expensed all marketing and advertising costs as incurred.

k.	Income taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, and result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period, including from tax planning strategies, and the Company’s experience with similar operations. Existing favorable contracts and the ability to sell products into established markets are additional positive evidence. Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of a deferred tax asset based on existing projections of income. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances, resulting in a future charge to establish a valuation allowance.

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitation has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

l.	Value added taxes (“VAT”)

Before May 1, 2018, the Company was subject to VAT at the rate of 17% on sales of its products. The PRC government has announced VAT reduction and tax rate of product sales has been adjusted to 16% from 17%, which was effected in May 2018. Therefore, on and after May 1, 2018, sales for certain products that applied 17% tax rate before May 1, 2018 applied 16% tax rate after May 1, 2018, the Company is subject to VAT at the rate of 16% on sales of its products. In 2019, the PRC government has announced another round of VAT reduction, which was effected from April 2019. Therefore, on and after April 1, 2019, the Company is subject to VAT at the rate of 13% on sales of its products. The Company is also subject to surcharges, which includes urban maintenance and construction taxes and additional education fees on VAT payable in accordance with PRC law. The surcharges are at the rate of 12% of the VAT payable, depending on which tax jurisdiction the Company’s PRC operating entities operate in.

m.	Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

n.	Comprehensive Income

Comprehensive income is defined as the change in equity of the Company during a period from transactions and other events and circumstances excluding those resulting from investments by and distributions to shareholders. Accumulated other comprehensive income (loss), as presented on the accompanying consolidated balance sheets, only consists of cumulative foreign currency translation adjustment.

o.	Fair Value Measurements

The Company’s financial instruments are accounted for at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of the fair value hierarchy are described below:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no transfers between level 1, level 2 or level 3 measurements for the nine month ended September 30, 2019 and year ended December 31, 2018.

As of September 30, 2019 and December 31, 2018, none of the Company’s nonfinancial assets or liabilities was measured at fair value on a nonrecurring basis.

The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivables, salary payable and accounts payable, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

p.	Recently issued accounting standards

In February 25, 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). It requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company (as an EGC) that is taking advantage of the extended transition period offered to private entities would apply this for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In July 2018, the FSAB issued ASU 2018-10 ASC Topic 842: “Codification Improvements to Leases” The amendments are to address stakeholders’ questions about how to apply certain aspects of the new guidance in Accounting Standards Codification (ASC) 842, Leases. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASC Topic 842 are effective for EGC for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842). This update provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the prior comparative period’s financials will remain the same as those previously presented. Entities that elect this optional transition method must provide the disclosures that were previously required. The Company is evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures.

In March 2019, the FASB issued ASU 2019-01: “Leases (Topic 842)-Codification Improvements”. The amendments in this ASU (1) reinstate the exception in Topic 842 for lessors that are not manufacturers or dealers, specifically, those lessors will use their cost, reflecting any volume or trade discounts that may apply, as the fair value of the underlying asset. However, if significant time lapses between the acquisition of the underlying asset and lease commencement, those lessors will be required to apply the definition of fair value (exit price) in Topic 820; (2) address the concerns of lessors within the scope of Topic 942 about where “principal payments received under leases” should be presented, specifically, lessors that are depository and lending institutions within the scope of Topic 942 will present all “principal payments received under leases” within investing activities; and (3) clarify the Board’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. The effective date of the amendments in this ASU is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years for any of the following: 1. A public business entity; 2. A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market; and 3. An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). For all other entities, the effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted. An entity should early apply the amendments as of the date that it first applied Topic 842, using the same transition methodology in accordance with paragraph 842-10-65-1(c). The Company is evaluating the effect this new guidance will have on its consolidated financial statements and related disclosures.

No other recently issued accounting standards are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 4. SIGNIFICANT RISKS

Foreign currency risk

The Company’s operations are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Credit risk

Credit risk is one of the most significant risks for the Company’s business. Credit risk exposures arise principally in lending activities which is an off-balance sheet financial instrument.

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. The Company places its cash and cash equivalents with financial institutions, which management believes are of high-credit ratings and quality.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from its customers.

Concentration risk

Under PRC regulations, each bank account is insured by People’s bank of China with the maximum amount of RMB 500,000. The cash and cash equivalents balance held in the PRC bank accounts was $326,000 and $177,566 as of September 30, 2019 and December 31, 2018, respectively.

For the nine months ended September 30, 2019 and 2018, all of the Company’s assets were located in the PRC.

Customers with accounts receivable balances over 10% of the Company’s total net accounts receivable:

	September 30,	December 31,
	2019	2018

Customer A	-%	60%
Customer B	-%	40%

NOTE 5. ACCOUNTS RECEIVABLE, NET

	September 30,	December 31,
	2019	2018
	(unaudited)
Accounts receivable	$-	$145,431
Allowance	-	(727)
Accounts receivable, net	$-	$144,704

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of December 31, 2018, the Company provided $nil and $727 allowance as of September 30, 2019 and December 31, 2018, respectively.

NOTE 6. OTHER RECEIVABLES, NET

	September 30,	December 31,
	2019	2018
	(unaudited)
Staff advance	$9,158	$8,307
Loans to third parties	77,762	101,802
Deposits and others	289,048	180,521
Allowance	(105,924)	(108,956)
Other receivables, net	$270,044	$181,674

Deposits and others mainly consisted of deposits made to suppliers and service providers.

Based on the assessment of the collectability of the deposit and others as of September 30, 2019 and December 31, 2018, the Company provided $105,924 and $108,956 allowance as of September 30, 2019 and December 31, 2018, respectively.

NOTE 7. PREPAYMENTS

	September 30,	December 31,
	2019	2018
	(unaudited)
Prepayments for inventory purchase	$266,325	$218,761
Prepaid service fee and others	59,102	132,424
Prepayment	$325,427	$351,185

Prepayments consisted of advances to suppliers and prepaid expenses.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	September 30,	December 31,
	2019	2018
	(unaudited)
Machinery and equipment	$319,344	$328,483
Structures	233,192	239,866
Furniture and office Equipment	162,804	137,621
Motor vehicles	123,697	127,238
Total	839,037	833,208
Less: accumulated depreciation	(191,092)	(113,931)
Construction in progress	5,855	-
Property, plant and equipment, net	$653,800	$719,277

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $83,973 and $39,293, respectively.

NOTE 9. CONTRACT WITH CUSTOMER, LIABILITY

	September 30, 2019	December 31, 2018

Contract with customer, liability	$4,466,407	$1,469,067
Contract with customer, liability	$4,466,407	$1,469,067

Contract with customer, liability were payments received from customers for pre-order of elevator products.

NOTE 10. ACCURED EXPENSE AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
	2019	2018

Staff cost related payable	$141,605	$122,687
Other taxes payables	5,563	4,039
Equipment payable	-	127,252
Others	$483,802	$507,641
Accrued expenses and other current liabilities	630,970	761,619

Staff cost related payables are mainly consisted of employee salaries accrued.

As of September 30, 2019 and December 31, 2018, others mainly consisted of payable of consulting fee.

NOTE 11. RELATED PARTY BALANCE AND TRANSACTIONS

a. Balances

Amount due from related parties:

	September 30,	December 31,
	2019	2018

Sichuan Shengshi Elevator Corporation Limited (i)	$-	$830,684
Beijing Shengshi Elevator Corporation Limited (ii)	-	706,704
Former director of the Company (iii)	-	101,802
Amount due from related parties	$-	$1,639,190

Amount due to related parties:

	September 30,	December 31,
	2019	2018

Sichuan Shengshi Elevator Corporation Limited (i)	$4,190	$4,309
Mr. Jin	97,522	1,685,514
Amount due to related parties	$101,712	$1,689,823

(i) Sichuan Shengshi Elevator Corporation Limited is held by Mr. Jin.

(ii) Beijing Shengshi Elevator Corporation Limited is held by Mr. Jin.

(iii) Jin Xueyuan is the former director of the Company.

b. Transactions

	Nine months ended September 30,
	2019	2018

Repayment from related parties for the advanced daily payments (1)	$1,644,445	-
Advance to related parties for daily operation (2)	$-	$1,548,699
Repayment of loans to related parties (3)	$1,590,283	$4,548,508

1. Repayment from related parties for the advanced daily payments

During the nine months ended September 30, 2019 and 2018, related parties repaid for the advance daily payments in the amount of $1,644,445 and $nil, respectively.

2. Advance to related parties for daily operation

During the nine months ended September 30, 2019 and 2018, advance to related parties for daily operation in the amount of $nil and $1,548,699, respectively.

3. Repayment of loans to related parties

During the nine months ended September 30, 2019 and 2018, the Company repaid loans to related parties in the amount of $1,590,283 and $4,548,508, respectively.

NOTE 12. TAXATION

Income Tax

The Company and its subsidiary was incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applied to both domestic and foreign invested enterprises. During the nine months ended September 30, 2019 and 2018, the Company and its subsidiary have incurred a net operating loss of $2,955,111 and $3,639,546, respectively. As a result, the Company and its subsidiary did not incur any EIT during the nine months ended September 30, 2019 and 2018.

Deferred Tax

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carry forwards. The Company evaluates the potential realization of deferred tax assets on an entity-by-entity basis. As of September 30, 2019 and December 31, 2018, valuation allowances were provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets as of September 30, 2019 and December 31, 2018, which can be carried forward to offset future taxable income. The management determines it is more likely than not that these deferred tax assets could not be recognized, so full allowances were provided as of September 30, 2019 and December 31, 2018. The Company maintains a full valuation allowance against its deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its deferred tax assets.

The Company’s deferred tax assets were as follows:

	September 30, 2019	December 31, 2018

Tax effect of net operating losses carried forward	$3,014,249	$2,451,198
Valuation allowance	(3,014,249)	(2,451,198)
Deferred tax assets, net	$-	$-

There were no uncertain tax positions as of September 30, 2019 and December 31, 2018 and the Company does not believe that this will change over the next twelve months.

NOTE 13. COMMITMENT

Operating lease

The Company leases equipment and office premises under various non-cancelable operating lease agreements. All leases are on a fixed repayment basis. None of the leases include contingent rentals.

Minimum future commitments under these agreements as of September 30, 2019 are as follows:

Lease Commitment
(unaudited)
Three months ending December 31,
2019	$117,858
Year ending December 31,
2020	471,433
2021	236,320
Total	$825,611

The Company has no pending litigation as of September 30, 2019.

NOTE 14. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued. The Company has determined that except the event below, there are no events that would have required adjustment or disclosure in the consolidated financial statements.

On September 30, 2019, Shengshi International Holdings Co., Ltd., shareholders of Shengshi International Holdings Co., Ltd., Shengshi Elevator International Holding Group Inc. and Jun Chen, the majority shareholder of Shengshi Elevator International Holding Group Inc. entered into a Share Exchange Agreement (the “Share Exchange”). Pursuant to the terms of the Exchange Agreement, Shengshi Elevator International Holding Group Inc. owned 100% equity interest of Shengshi International Holdings Co., Ltd. The shareholders acquired 600,000,000 shares of Shengshi Elevator International Holding Group Inc.’s outstanding shares, which were issued on October 1, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contain forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Business Overview

Our project is to research a new type of elevator to avoid accidents caused by traditional elevators. According to the “Global and China Elevator Industry Report, 2018-2022” report from ResearchAndMarkets.com, In 2017, a total of 793,000 new elevators were sold globally, a slight rise of 3% from a year earlier, thanks to the increased demand from Asia-Pacific and Europe, bringing global elevator ownership to estimated 14.5 million units. Globally, most elevators are produced and sold in Asia-Pacific region and China is the largest producer and consumer of elevators. World-renowned elevator brands have set up their either own companies or joint ventures in China, making the country a center of global elevator production.

On September 30, 2019, Shengshi Elevator International Holding Group Inc. (the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with Shengshi International Holdings Co., Ltd.  (“Shengshi International”), a Cayman Islands corporation. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Shengshi International was exchanged for 600,000,000 shares of common stock of the Company. The former stockholders of Shengshi International acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction.  The transaction has been accounted for as a recapitalization of the Company, whereby Shengshi International is the accounting acquirer.

Results of Operations

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

The following table shows key components of the results of operations during the nine months ended September 30, 2019 and 2018 of Shengshi Elevator International Holding Group Inc. (the “Company”), in US Dollars (“$”):

	Nine months Ended	Nine months Ended
	September 30,	September 30,
	2019	2018

Net revenue
Product sale to related parties	$-	$-
Total net revenue	-	-

Cost of revenue
Cost of product sales – related parties	-	-
Total cost of revenue	-	-

Gross profit	-	-
GP ratio	-%	-%

Operating expenses:
Selling and marketing expenses	111,664	261,031
General and administrative expenses	1,668,213	1,843,040
Research and development expenses	1,249,480	1,265,496
Total operating expenses	3,029,357	3,369,567

Loss from Operations	(3,029,357)	(3,369,567)

Other income (expenses)	74,246	(269,979)

Loss from operations before income taxes	(2,955,111)	(3,639,546)
Income tax expense	-	-
Net loss	(2,955,111)	(3,639,546)

Net revenue

The net revenue was $nil for the nine months ended September 30, 2019 and 2018, respectively. The Company did not generate revenue.

Cost of revenue

Total cost of revenue was $nil for the nine months ended September 30, 2019 and 2018, respectively.

Gross profit

As a result of the foregoing, our gross profit was nil, for the nine months ended September 30, 2019 and 2018.

Operating Expenses

Total operating expenses were $3,029,357 for the nine months ended September 30, 2019, compared to $3,369,567 for the nine months ended September 30, 2018. The decrease in operating expenses was $340,210, representing a 10% decrease. This was mainly attributable to decrease in selling and marketing expenses, and general and administrative expenses.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, exhibition and advertising expenses

Selling and marketing expenses were $111,664 for the nine months ended September 30, 2019, compared to $261,031 for the nine months ended September 30, 2018. The decrease in sales and marketing expenses from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 was $149,367, representing a 57% decrease. The selling and marketing expenses decreased mainly due to less advertising expenses occurred during nine months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, service fees, consulting fees, travel expenses and office rental expenses.

General and administrative expenses were $1,668,213 for the nine months ended September 30, 2019, compared to $1,843,040 for the nine months ended September 30, 2018. The decrease of general and administrative expenses from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 was $174,827, representing a 9% decrease. The general and administrative expenses decreased mainly due to less consulting fees and entertainment expenses occurred during the nine months ended September 30, 2019.

Research and Development Expenses

Research and development expenses mainly consist of staff related expenses incurred for costs associated with research in new techniques, development and enhancement of existing products.

Research and development expenses were $1,249,480 for the nine months ended September 30, 2019, compared to $1,265,496 for the nine months ended September 30, 2018. The decrease in research and development expenses from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 was $16,016, representing a 1% decrease. The research and development expenses stayed stable.

Loss from Operations

As a result of the foregoing, we had a loss from operations for the nine months ended September 30, 2019 of $3,029,357, compared to $3,369,567 for the nine months ended September 30, 2018.

Other Income/Expenses

Other income was $74,246 for the nine months ended September 30, 2019, compared to other expenses of $269,979 for the nine months ended September 30, 2018. The Company received subsidy during the nine months ended September 30, 2019. The interest expenses of the loans led to other expenses during the nine months ended September 30, 2018.

Income Tax Expense

The major operating entities, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax. The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises. Income tax expense was $nil for the nine months ended September 30, 2019 and 2018 due to there was operating losses and the Company believed that it is more likely than not that the losses could be recovered and allowance for the deferred tax has been accrued.

Net loss

For the nine months ended September 30, 2019, we had net loss of $2,955,111, compared to the net loss of $3,639,546 for the nine months ended September 30, 2018. The decrease in net loss was due to the decrease in loss from operations for the nine months ended September 30, 2019, as mentioned above.

Liquidity and Capital Resources

As of September 30, 2019, the Company had $326,275 in cash and cash equivalents. The Company had positive cash flow of $148,708 for the nine months ended September 30, 2019.

The Company intends to meet the cash requirements for the next 12 months from the issuance date of the consolidated financial statements through cash generated from operations and support by the shareholders and related parties for the Company’s operation needs. The Company will focus on improving operational efficiency and cost reductions, developing new customers and enhancing marketing efficiency.

Cash Generating Ability

We believe we will continue to generate cash flow from our elevator sales, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows for the nine months ended September 30, 2019 and 2018 are summarized below:

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018

Net cash provided by (used in) operating activities	$1,892,143	$(4,944,468)
Net cash used in investing activities	(143,725)	(143,719)
Net cash (used in) provided by financing activities	(1,589,875)	4,358,026
Effect of exchange rate change on cash and cash equivalents	(9,834)	(14,590)
Net increase (decrease) in cash and cash equivalents	148,708	(744,752)
Cash and cash equivalents at beginning of period	177,566	982,563
Cash and cash equivalents, ending balance	$326,275	$237,811

Net Cash Provided by (Used in) Operating Activities

For the nine months ended September 30, 2019, $1,892,143 net cash provided by operating activities was primarily attributable to our net loss of $2,955,111, adjusted by non-cash items of depreciation of $83,973, reversal of bad debt provision of $729 and disposal of property, plant and equipment of $891. Also, it was mainly attributable to advanced elevator product payments from customers increased by $3,135,192 and repayment from related parties for the advanced daily payments by $1,644,445.

For the nine months ended September 30, 2018, $4,944,468 net cash used in operating activities was primarily attributable to our net loss of $3,639,546, adjusted by non-cash items of depreciation of $39,293. Also, it was attributable to payments to related parties for daily operation increased by $1,548,699, offset by advanced elevator product payments from customers increased by $663,695.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2019, net cash used in investing activities of $143,725 was the result of purchase of property, plant and equipment.

For the nine months ended September 30, 2018, net cash used in investing activities of $143,719 was the result of purchase of property, plant and equipment of 205,043 offset by loans repaid to third parties of $61,354.

Net Cash (Used in) Provided by Financing Activities

For the nine months ended September 30, 2019, net cash used in financing activities was $1,589,875 mainly attribute to repayment of loans to a related party.

For the nine months ended September 30, 2018, net cash provided by financing activities was $4,358,026 was primarily the result of capital injection of $8,963,793, offset by loans repaid to related parties by $4,548,508.

Critical Accounting Policies, Estimates and Assumptions

See Note 3 to the Condensed Consolidated Financial Statements included herewith.

Off Balance Sheet Transactions

Operating lease

The Company leases equipment and office premises under various non-cancelable operating lease agreements. All leases are on a fixed repayment basis. None of the leases include contingent rentals.

Minimum future commitments under these agreements as of September 30, 2019 are as follows:

Lease Commitment
(unaudited)
Three months ending December 31,
2019	$117,858
Year ending December 31,
2020	471,433
2021	236,320
Total	$825,611

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on that evaluation, as of September 30, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best of our knowledge, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Link base Document
101. DEF	XBRL Taxonomy Extension Definition Link base Document
101. LAB	XBRL Taxonomy Extension Label Link base Document
101. PRE	XBRL Taxonomy Extension Presentation Link base Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shengshi Elevator International Holding Group Inc.

Date: November 12, 2019	By:	/s/ Xukai Jin
Xukai Jin
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2019	By:	/s/ Xukai Jin
Xukai Jin Chief Financial Officer (Principal Financial Officer)