Form 10-KT
period 2019-12-31
Shengshi Elevator International Holding Group Inc.
filed 2020-05-14
CIK 1673504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/T

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2019 to December 31, 2019

Commission File No. 333-213608

Shengshi Elevator International Holding Group Inc.

(Exact name of registrant as specified in its charter)

NEVADA	8742	38-3995730
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

No.154 Yousong Road, Longhua District

Shenzhen, P.R.China

Phone: +86-137-6101-3600

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Company as of the last business day of the Company’s most recently complete third fiscal quarter was $431,526,000 (computed by reference to the bid price of a share of the Company’s common stock on that date as reported of $2.30).

As of April 3, 2020, the registrant had 603,970,000 shares of common stock issued and outstanding.

i

PART I

Item 1. Description of Business

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Business overview

The Company is a US holding company incorporated in Nevada on March 31, 2016, which operates through the Company’s wholly owned subsidiary Shengshi International Holdings Co., Ltd.  (“Shengshi International”), a Cayman Islands corporation incorporated in October 19, 2018.

The following is the organization structure of Shengshi International Holdings Co., Ltd. along with ownership detail and its subsidiaries:

Shengshi International Holdings Co., Ltd. (the “Shengshi International”), was incorporated in the Cayman Islands on October 19, 2018. It is owned by four individuals and four entities. Mr. Jin Xukai, owning 10% share, is the executive director. Mr. Liu Yanyu, owning 4.2% share, Mr. Li Zhonglin, owning 4.5% share, Mr. Liu Bin, owning 4.33% share are the three directors. The following entities own the remaining shares of  Shengshi International: Shengshi Qianyuan Co., Ltd. ,founded on Oct., 12, 2018, whose director is Ms. Jiang Yanru , the ownership percentage  is 3.7%; Shengshi Xinguang Co., Ltd, founded on Oct.,10, 2018, whose director is Mr. Zhang Baozhu , the ownership percentage is s 15%; Shengshi Jinhong Co., Ltd , founded on Oct.,2, 2018, whose director is Ms. Zhang Lina, the ownership percentage is 38.27%; and  Shengshi Huading Co., Ltd., founded on Oct.,9, 2018, whose director is Li Ying, the ownership percentage is 20%.

Shengshi Shengshun (Hong Kong) Co., Ltd. (“Shengshi Hong Kong”), was established in Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on September 18, 2018. It is 100% owned by Shengshi International.

Shengshi Yinghe (Shenzhen) Technology Co. Ltd. (“Shengshi Yinghe”) was established as a wholly foreign owned enterprise on November 08, 2018 in Shenzhen City, Guangdong province, under the laws of the PRC. It is 100% owned by Shengshi Hong Kong.

Shenzhen Shengshi Elevator Co., Ltd. (“Shenzhen Shengshi”), was incorporated on April 2, 2014 registered in Shenzhen City, Guangdong province, under the laws of the PRC. The Company was established by Mr. Jin Xukai, the founder, president, chairman, chief designer, and the controlling shareholder. It is 100% owned by Shengshi Yinghe.

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

General

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

Generally speaking, the elevator market as a whole are greatly influenced by the property industry, but as the population ages, the influence of the existing buildings equipped with elevator has become an inevitable trend of social development, the market demand of international buildings equipped with total about 300 million units, domestic buildings equipped with elevator market demand total about 40 million units, the total global market demand in associated, gross domestic market demand of more than 20 trillion.

While China’s elevator is oriented to the incremental market, that is, the new buildings as the main market, for which the traditional elevators will compete fiercely, this project is mainly aimed at the existing market, such as a large number of old residential reconstruction, urban village/self-built houses, villas/duplex houses, etc.

With the continuous development of urbanization in the future, there should be more high-rise buildings in new towns and villages, and the proportion of elevators in all regions should also gradually increase.

According to the Chinese public data processing, the current new real estate around China is about 500,000 units; By 2021, it is expected to generate a market demand of 1.1 million commercial housing units (no more than 40 floors) (Qianzhan.com).

A brochure regarding the Company’s elevator’s is attached hereto as Exhibit 99.1.

Employees

As of December 31, 2019, we have fifty-eight full time employees, including management. The Company has employment contracts with Jin Xukai, Zhang Baozhu, and Song Wanfeng. They are attached hereto as Exhibits.

Intellectual Property

The Company has the intellectual property listed in Exhibit 99.2.

Reports to Security Holders

You may read and copy any materials the Company files with the Commission in the Commission’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

According to Chinese laws and regulations regarding land usage rights, land in urban districts is owned by the State, while land in the rural areas and suburban areas, except as otherwise provided for by the State, is collectively owned by individuals designated as resident farmers by the State. Also, in accordance with the legal principle that land ownership is separate from the right to the use of the land, the State assigns land usage rights to land users for a certain number of years in return for the payment of fees. The maximum term with respect to the assigned land usage right is 50 years for industrial purposes and 40 years for commercial purposes.

Because the period of land usage is quite long, can be renewed, enables its users to transfer, lease, or mortgage the land usage right, or use it for other economic activities, and the lawful rights and interests are protected by the laws of the State, in common practice, we consider or refer to the right of land usage below for certain properties as an asset “owned” by the company. None of our properties are encumbered by debt, and we are not aware of any environmental concerns or limitations on the use of our properties for the purposes we currently use them or intend to use them in the future. Following is a list of our properties, all of which we lease or for which we have land use rights:

Property Description	Address	Rental/ownership Term	Space
Office, Warehouse Rent by Shengshi Elevator Limited, (non Related Party)	A1, A2 Shengbo Park, No.154 Yousong Rd, Longhua District, Shenzhen. P.R.China	Rental From 2019-09-01 To 2022-06-30	1,287 sqm

Employees’ Dormitories Rent by Shengshi Elevator Limited, (non Related Party)	204/211 BLDG 8, No. 146 Yidehang Park, No.146 Yousong Rd, Longhua District, Shenzhen. P.R.China	Rental From 2019-10-16 To 2020-09-30	150 sqm

Factory and Warehouse Rent by Sichuan Shengshi Elevator Limited, (non Related Party)	No.668 Qiche Ave. Longquanyi District, Chengdu, P.R.China	Rental From 2018-05-11 To 2021-05-10	12,922sqm

Employees’ Dormitories Rent by Sichuan Shengshi Elevator Limited, (non Related Party)	Workers’ Home, No.129 Checheng Rd(W), Longyiquan District, Chengdu, P.R.China	Rental From 2019-07-01 To 2020-06-30	549.61sqm

Item 3. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Year-End Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity And Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Pink under the trading symbol “SSDT.” Our common stock did not trade prior to September 16, 2019.

Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

For the periods indicated, the following table sets forth the high and low prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2019	High		Low
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter		$2.40		$2.30
Fourth Quarter		$4.70		$1.00

We have issued 609,970,000 shares of our common stock since our inception on March 31, 2016. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

Holders

As of August 23, 2019, we had 51 shareholders of record of our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Action Stock Transfer Corporation, with an address at 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121, and telephone number is 801-274-1088.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2019 or 2018. We have not paid any cash dividends since on February 29, 2016 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

No unregistered sales of equity securities took place during the fiscal year ended December 31, 2019.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2019.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto.

Forward Looking Statements

The following information specifies certain forward-looking statements of the management of our Company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as may, shall, could, expect, estimate, anticipate, predict, probable, possible, should, continue, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information statement have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. Such forward-looking statements include statements regarding our anticipated financial and operating results, our liquidity, goals, and plans.

All forward-looking statements in this Form 10-K are based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.

Overview

We are a technology driven company and we focus on elevator technology research and development, sales, maintenance and installation. We are committed to building safer elevators to avoid accidents caused by traditional elevators. Our flagship product is an elevator that is based on the technical principle of the Split Nut Track Linear Motion Pair.

We serve commercial, residential, and government customers and provide them one-stop service. Our main products include the following: home elevators for duplex or houses, residential elevators for existing retrofitting buildings, special lifts for military and civil vessels, escalators, moving sidewalks, elevators for the disabled, etc.

We also develop and provide licence the Shengshi elevator game to customers. Our customers obtain the right to use the game installed in the elevator, and are provided with technical support/backstage maintenance services. The game is usually used as an advertising media by our customers.

We were formerly known as Galem Group, Inc. On September 5, 2019, we changed our name to Shengshi Elevator International Holding Group Inc. On September 30, 2019, we entered into a share exchange agreement with Shengshi International Holdings Co., Ltd. (“Shengshi International”). Under the share exchange agreement, One Hundred Percent (100%) of the ownership interest of Shengshi International was exchanged for our 600,000,000 shares of common stock. The former stockholders of Shengshi International acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction.

While the recent COVID-19 pandemic has cause the Company to file this Annual Report on Form 10-K after March 30, 2020 because the audit field work was delayed until February 24, 2020, there has been no material impact on the Company’s business plans, nor caused any material additional expenditures. There has been no material impact identified for the Company’s services or products, supply chain, distribution or maintenance.

Market

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

We focus on two main markets: the incremental market for those new buildings that have not been built and the existing market such as old residential reconstructions, urban village/self-built houses, etc.

Generally speaking, the elevator market as a whole are greatly influenced by the property industry, but as the population ages, the influence of the existing buildings equipped with elevator has become an inevitable trend of social development, the market demand of international buildings equipped with total about 300 million units, domestic buildings equipped with elevator market demand total about 40 million units, the total global market demand in associated, gross domestic market demand of more than 20 trillion.

With the continuous development of urbanization in the future, there should be more high-rise buildings in new towns and villages, and the proportion of elevators in all regions should also gradually increase.

According to the Chinese public data processing, the current new real estate around China is about 500,000 units; By 2021, it is expected to generate a market demand of 1.1 million commercial housing units (no more than 40 floors) (Qianzhan.com).

Technology

We have obtained more than 100 international and domestic two-way patents.

There are six key advantages of our elevators:

1.	Never-falling: The Company believes that it has solved potential safety hazards such as crashes, uprush, gliding downward with door open and getting stuck inside the elevator.
2.	Capable of working in the event of power failures: Should any power failure take place, it can still work for 4-6 hours to ensure smooth traffic.
3.	Self-rescue while getting stuck inside the elevator: Capable of being manually operated and self-rescue is accessible when the elevator gets stuck.
4.	Escape from fires: It is designed to prevent against fire and smoke. Upon the occurrence of the fire, it can run normally within 15 minutes, which is conducive to timely evacuation and escape.
5.	Easy to install: No requirement for a foundation pit or a machine room, the same space can provide a larger lift car area, can be directly installed in the corridor.
6.	Remote automatic diagnosis: It will automatically diagnose, detect and eliminate potential hazards in advance, and ensure the stable operation of the elevator

Results of Operations

The COVID-19 situation postponed the Company’s normal operation by twenty (20) days. However, the management team kept research & development going from home and through cloud collaboration. Once the situation was alleviated, our operations started immediately.

In the long run, we may postpone our international expansion schedule due to the uncertainty of overseas COVID-19 situation.

No material impairments have been identified.

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Years Ended December 31,		Variance
	2019	2018	Amount	%
Revenue	$155,996	$-	$155,996	100%
Revenue-related party	-	162,014	(162,014)	(100)%
Cost of revenue	117,122	97,554	19,568	20%
Gross profit	38,874	64,460	(25,586)	(40)%
Selling and marketing expenses	136,528	286,532	(150,004)	(52)%
General and administrative expenses	2,325,435	3,554,994	(1,229,559)	(35)%
Research and development expenses	1,649,203	1,518,826	130,197	9%
Loss from operations	(4,072,112)	(5,295,892)	1,262,016	(24)%
Other income (expenses), net	235,684	(338,778)	(574,461)	(170)%
Loss from operations before income taxes	(3,836,428)	(5,634,670)	1,798,243	(32)%
Provision for income taxes	-	-	-	-
Net loss	$(3,836,428)	(5,634,670)	1,798,243	(32)%

Revenue

We generate our revenue by the sale of elevators and licensing the game installed in the elevators.

For the years ended December 31, 2019, revenue was $155,996 compared $162,014 for the years ended December 31, 2018, a decreased of $6,018 or 4%, the revenue stayed stable. The revenue all from the third parties in 2019. And the revenue all from the related parties in 2018.

Cost of Revenue

Cost of sales includes the cost of inventory sold during the period, including costs for manufacturing, inbound freight, receiving, inspection, warehousing, and internal transfers.

For the years ended December 31, 2019 and 2018, cost of revenue was $117,122 and $97,554, respectively, representing an increase of $19,568 or 20%. The increase of cost of revenue was mainly driven by a one-time project to build a customized elevator. The Company incurred more costs to ensure the quality and functionality in order to attract more customers.

Gross Profit

Gross profit decreased by $25,586 or 40% for the year ended December 31, 2019 as compared to the same period of 2018. The decrease was mainly driven by the increase of cost.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of promotion, exhibition and advertising expenses.

Selling and marketing expenses were $136,528 for the year ended December 31, 2019, compared to $286,532 for the year ended December 31, 2018, a decrease of $150,004, or 52%. The decrease was mainly due to the company reduced advertising costs and focused on research and development.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits, service fees, consulting fees, travel expenses and facility rental expenses.

General and administrative expenses were $2,325,435 for the year ended December 31, 2019, compared to $3,554,994 for the year ended December 31, 2018, a decrease of $1,229,559 or 35%. The decrease was mainly due to the company’s listing service fee reduced by $1,409,057 for the year ended December 31, 2019 as compared to 2018.

Research and Development Expenses

Research and development expenses mainly consist of salaries, wages and other costs of personnel engaged in developing new products and improving existing products.

Research and development expenses were $1,649,023 for the year ended December 31, 2019, compared to $1,518,826 for the year ended December 31, 2018, an increase of $130,197, or 9%. The increase was mainly due to the increased research and development activities on new technology innovation and development in the elevator games. We obtained 4 new patent certificates during the year ended December 31, 2019.

Other (Income) Expenses

Other (income) expenses mainly include other income, interest income, interest expense, exchange income, non-operating income, and non-operating expenses. Other income-related party was $38,234, which was from providing elevator game license to our related party for the year ended December 31, 2019. And other income was include government grants, which was $125,907 for the year ended December 31, 2019 as compared to $51,622 for the year ended December 31, 2018.

Other expense was $(71,542) for the year ended December 31, 2019 as compared to other expenses of $390,400 for the year ended December 31, 2018, a change of $318,858, or 82%. The change was mainly driven by no loan interest expense incurred for the year ended December 31, 2019.

Income Tax Expense

No provision for income taxes as a result of net loss incurred. The Company has provided full valuation allowance for the deferred tax assets at December 31, 2019 and 2018, which arising from the losses incurred since inception.

Net Loss

As a result of the factors described above, for the year ended December 31, 2019, net loss amounted to $3,836,427, as compared to net loss of $5,634,670 for the year ended December 31, 2018.

Foreign Currency Translation Gain

The functional currency of our operations in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities, equity is translated at historical exchange rates, and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translations, which are a noncash adjustment, we reported a foreign currency translation gain of $40,699 for the year ended December 31, 2019, as compared to $392,067 for the year ended December 31, 2018. The noncash gain had the effect of decreasing our reported comprehensive loss for the years ended December 31, 2019 and 2018, respectively.

Comprehensive Loss

As a result of our foreign currency translation gain, we had comprehensive loss of $3,773,644 and $5,242,603 for the years ended December 31, 2019 and 2018, respectively.

Critical Accounting Policies and Estimates

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results. For additional information, see Note 1 - Summary of Significant Accounting Policies.

The following are deemed to be the most significant accounting policies affecting the Company:

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

Accounts receivable, net

Accounts receivable, net are stated at the amount the Company expect to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience and information on customer accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company have historically experienced little, if any, uncollectible receivables to date.

Research and development expenditures

Total expenditures for research and development were $1,623,520 and $1,518,826 for the years ended December 31, 2019 and 2018, respectively. Research and development costs are expensed as incurred. Research and development expenditures include salaries, wages and other costs of personnel engaged in developing new products and improving existing products. The Company is currently in the early stage of elevator product development and incurs significant amount of research and development costs.

Leases

The Company leases certain manufacturing, warehouse and distribution locations. The leases do not have options to terminate prior to or extend beyond the end of the term. Lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the reasonably expected holding period at commencement date. The Company’s lease contracts do not provide a readily determinable implicit rate. The Company then utilized the estimated incremental borrowing rate (“IBR”), based on information available at the inception of the lease. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Revenue recognition

The Company adopted ASC Topic 606, “Revenue from Contracts with Customers” effective January 1, 2019, applying the modified retrospective method.

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

In accordance with certain contractual arrangements, the Company receives payment from its customers in advance related to performance obligations that are to be satisfied in the future and recognize such payments as advanced payments from customers.

Sales of elevators

The sales of elevators are derived principally from providing elevators to customers. Revenue is generally recognized when the product has shipped to the customer’s facility and control has transferred to the customer.

Other income

Elevator game license

The Company provide customers with the right to use the Shengshi elevator game installed in the elevator, and provide technical support/backstage maintenance services. The Company allocates other income to the license and technical support services. The other income is first recognized once the elevator game is made available to customers and the subsequent technical service revenue is recognized ratably over the service period. Other income is refundable and upfront fee income.

Fair value measurements

The Company’s financial instruments are accounted for at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of the fair value hierarchy are described below:

☐	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

☐	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no transfers between level 1, level 2 or level 3 measurements for the years ended December 31, 2019 and 2018.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

As of December 31, 2019 and 2018, none of the Company’s nonfinancial assets or liabilities was measured at fair value on a nonrecurring basis. The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivables, salary payable and accounts payable, are a reasonable estimate of fair value because of the short-term maturity of these instruments.

Liquidity and Capital Resources

At December 31, 2019, we had $2,157,738 in current assets compared to $2,523,120 at December 31, 2018. Current liabilities at December 31, 2019 totaled $7,375,803 compared to $3,978,818 at December 31, 2018.

Additionally, we will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. Our management will have to spend additional time on policies and procedures to make sure our Company is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act. This additional corporate governance time required of management could limit the amount of time management has to implement our business plan and may impede the speed of our operations.

COVID-19 has not caused any material impairments to the Company’s capital sources.

The following table provides detailed information about our net cash flows for the years ended December 31, 2019 and 2018:

	For the years ended December 31,
	2019	2018

Net cash provided by (used in) operating activities	$(3,167,463)	$(4,451,322)
Net cash used in investing activities	(205,269)	(516,090)
Net cash provided by (used in) financing activities	4,738,871	(3,860,582)
Effect of exchange rate changes on cash	(14,094)	277,217
Net increase (decrease) in cash	1,352,456	(829,613)
Cash, beginning of year	187,901	1,017,514
Cash, end of year	$1,539,945	$187,901

Operating Activities

For the year ended December 31, 2019, we had cash used in operating activities of $3,167,463. This was primarily the result of (i) net loss of $3,836,428, adding back (ii) non-cash adjustments to net income of depreciation expense amounted to $104,747, reversal of bad debt provision of $98,052, and the effect of changes in: (iii) increase of $388,456 in advanced elevator product payments from customers and (iv) increase of $191,062 in repayment of advances from related parties.

For the year ended December 31, 2018, we had cash used in operating activities of $4,451,322. This was primarily the result of (i) net loss of $5,634,670, adding back (ii) non-cash items to net income of depreciation of $67,881, and the effect of changes in: (iii) increase of $34,033 in payments to related parties and (iv) increase of $612,822 in advanced elevator product payments from customers.

Investing Activities

For the year ended December 31, 2019, net cash used in investing activities of $205,269 was the result of purchasing of property, plant and equipment of in the amount of $205,269.

For the year ended December 31, 2018, net cash used in investing activities of $516,090 was the result of purchasing of property, plant and equipment in the amount of $576,581 offset by loans repaid to third parties of $60,491.

Financing Activities

For the year ended December 31, 2019, net cash provided by financing activities was $4,738,871 was primarily the result of capital injection of $756,119, loan from related parties $3,873,679, and offset by loans repaid to related parties by $203,604.

For the year ended December 31, 2018, net cash provided by financing activities was $3,860,582 was primarily the result of capital injection of $8,537,856, offset by loans repaid to related parties of $4,417,017.

Contractual Obligations

We leased two factory building premises under non-cancelable operating leases with expiration dates ending in May 2021 and June 2022.And we also rent dormitories for our employees, all of which expire within one year.

The following table shows our contractual obligations as of December 31, 2019:

Operating leases

Amount
2020	$574,354
2021	121,832
2022	81,406
Total lease payments	$777,592

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2018, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2019.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. The COVID19 pandemic did not further impair our or financial reporting controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1. pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2019, June 30, 2019, and as of June 30, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function. We will create a position to segregate duties consistent with control objectives. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Reverse Merger described in Items 1.01 of this report by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of October 1, 2019.

Name	Number of Shares of Common Stock	Percentage
Jin Xukai	50,000,000	8.2%
All executives officers, directors, and beneficial ownership thereof as a group (1 person)	50,000,000	8.2%
Shengshi Xinguang Co., Ltd (Zhang Baozhu, control person)	75,000,000	12.4%
Shengshi Jinhong Co., Ltd (Zhang Lina, control person)	191,350,000	31.7%
Shengshi Huading Co., Ltd.(Li Yang, control person)	100,000,000	16.6%

There are no other officer or director 5 % shareholders.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 603,970,000 shares of common stock outstanding as of October 1, 2019.

The mailing address of the stockholders referenced in the chart above is Shengshi Elevator, No.154, Yousong Road, Longhua District, Shenzhen, P.R.China.

Directors and Executive Officers, Promoters and Control Persons

Mr. Jin Xukai was appointed Chairman of the Board and the sole officer and director.

Name	Age	Position(s)
Jin Xukai	47	CEO, CFO, Secretary, Treasurer, Director

Xukai, Jin, Chairman of the Board

Xukai, Jin, 46, is presently working as CEO in Shenzhen Shengshi Elevator Company Ltd. Shenzhen Shengshi Elevator Company Ltd., was founded in 2014, headquartered in Shenzhen, China, is a company with core technology through independent innovation, which has acquired many patent certificates and won several gold awards for international inventions. Mr. Jin was honored as one of the top ten Outstanding Young Migrant workers in China. He was 2008 Chinese space toilet inventor and champion of 2010 Chinese inventor grand challenge. He graduated from Meishan Taihe high school. He worked as a teacher in Chongqing University during 2000-2001. He founded Shenzhen Shengshi Elevator Company Ltd. in 2014 and lead the company from the beginning till now. His leadership as well as management skills are excellent and impressive. He has 178 personal inventions as well as 88 Domestic and international double patents.

Term of Office

Our director holds his position until the next annual meeting of shareholders and until his successor is elected and qualified by our shareholders, or until earlier death, retirement, resignation or removal.

Family Relationships

There are no family relationships between the Company and any of our current and proposed directors or executive officers.

Legal Proceedings Involving Directors and Executive Officers

During the past ten years no current or incoming director, executive officer, promoter or control person of the Company has been involved in the following:

(1) A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses) ;

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; Or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease and desist order, or removal or prohibition order; Or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; Or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Executive Compensation

The table below sets forth the positions and compensations for the sole officer and director of Shengshi Elevator International Holding Group Inc. for the year ended December 31, 2019 and 2018.

Position	Name of Directors	Year	Salary before tax	Bonus	All other compensation	Total
Chief Executive Officer	Xukai, Jin	2019	$51,952	None	None	$51,952
and Chairman		2018	$49,254	None	None	$49,254

We do not have an audit or compensation committee comprised of independent directors as our Company qualifies for an exemption from these requirements. Indeed, we do not have any audit or compensation committee. These functions are performed by our Board of Directors as a whole.

All directors serve 1 yr. terms.

Amount due from related parties:

	June 30,	December 31,
	2019	2019
	(Unaudited)
Sichuan Shengshi Elevator Corporation Limited (i)	$-	$-
Beijing Shengshi Elevator Corporation Limited (ii)	-	-
Former director of the Company (iii)	-	-
Beijing Shengshi Qingquan intelligent Ecological Technology Research Institute Co., Ltd. (v)	-	8,391
ZhouTao (iv)	-	430
Amount due from related parties	$-	$8,821

Amount due to related parties:

	June 30,	December 31,
	2019	2019
	(Unaudited)
Sichuan Shengshi Elevator Corporation Limited (i)	$4,400	$4,109
Beijing Shengshi Elevator Corporation Limited (ii)	2,168,822	3,948,050
Beijing Shengshi Ruicheng Multimedia Technology Co., Ltd (vi)	-	660,161
Jin Xukai	478,532	14,351
Amount due to related parties	$2,651,754	$4,626,671

(i)	Sichuan Shengshi Elevator Corporation Limited is held by Mr. Jin.
(ii)	Beijing Shengshi Elevator Corporation Limited is held by Mr. Jin.
(iii)	Jin Xuyuan is the former director of the Company.
(iv)	ZhouTao is the supervisor of the Company.
(v)	Beijing Shengshi Qingquan intelligent Ecological Technology Research Institute Co., Ltd. is held by Mr. Jin.
(vi)	Beijing Shengshi Ruicheng Multimedia Technology Co., Ltd.

Director Compensation

Our sole officer and director is not compensated for his role as director.

Transactions with related persons, promoters and certain control persons

Related Party Transactions

As at December 31, 2019 and 2018, the Company had balances due from related parties of $8,821 and $1,639,190, respectively. As at December 31, 2019 and 2018, the Company had balances due to related parties of $4,626,671 and $1,689,823, respectively. These receivables and payables are due on demand, are non-interest bearing, and have no maturity date.

As of December 31, 2019, the total amount due from related parties was $nil and due to related parties was $4,626,671.

Corporate Governance

Director Independence

None of our directors qualified as an “independent director” under the rules of NASDAQ, Marketplace Rule 4200(a).

Nominating Committee

We do not presently have a nominating committee. Our Board of Directors currently acts as our nominating committee.

Audit Committee

We do not presently have an audit committee. Our Board of Directors currently acts as our nominating committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Reverse Merger described in Items 1.01 of this report by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of February 6, 2020.

Name	Number of Shares of Common Stock	Percentage
Jin Xukai	50,000,000	8.2%
All executives officers, directors, and beneficial ownership thereof as a group (1 person)	50,000,000	8.2%
Shengshi Xinguang Co., Ltd (Zhang Baozhu, control person)	75,000,000	12.4%
Shengshi Jinhong Co., Ltd (Zhang Lina, control person)	191,350,000	31.7%
Shengshi Huading Co., Ltd.(Li Yang, control person)	100,000,000	16.6%

There are no other officer or director 5 % shareholders.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 603,970,000 shares of common stock outstanding as of February 6, 2020.

The mailing address of the stockholders referenced in the chart above is Shengshi Elevator, No.154, Yousong Road, Longhua District, Shenzhen, P.R.China.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

During the years ended December 31, 2019 and 2018, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm for the fiscal years ended December 31, 2019 and 2018.

Yu Certified Public Accountant PC

ACCOUNTING FEES AND SERVICES	2019		2018

Audit fees		$64,000		$45,000
Audit-related fees
Tax fees	$		$
All other fees

Total		$64,000		$45,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. For the period from July 1, 2019 to December 31, 2019 and the year ended December 31, 2018, the financial statements of the Company were audited by Yu Certified Public Accountant PC.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax services” includes tax compliance, tax advice, tax planning.

The category of “All other fees” generally includes advisory services related to accounting rules and regulations.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS

The following exhibits are included as part of this report by reference:

3.1	Articles of Incorporation of Shengshi Elevator International Holding Group Inc.#
3.2	Restated Bylaws of Shengshi Elevator International Holding Group Inc.**
3.3	Amendment of Articles of Incorporation of Shengshi Elevator International Holding Group Inc.**
3.4	Certificates of Incorporation of Shengshi International Holdings Co., Ltd.*
3.5	Memorandum and Articles of Association of Shengshi International Holdings Co., Ltd.*
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*
32.1	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer*
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

#	Incorporated by reference to the Registration Statement on Form S-1, filed on September 13, 2016.

**	Previously filed as an exhibit to the Company’s Form 8-K filed with SEC on October 3, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

Date: May 14, 2020	By:	/s/ Jin Xukai
Jin Xukai Chief Executive Officer, President, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jin Xukai	Chief Executive Officer, President, Treasurer and Director
Jin Xukai	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	May 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Shengshi Elevator International Holding Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shengshi Elevator International Holding Group Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ deficits, and consolidated statements of cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Shengshi Elevator International Holding Group Inc. as of December 31, 2019, and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company has limited operations, it has not yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter – New Adoption of Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has adopted its accounting principle of revenue recognition due to the guidance in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606), as amended, effective January 1, 2019, using the modified retrospective approach.

As discussed in Note 3 to the consolidated financial statements, the Company has adopted its accounting principle of leases, due to the guidance in Accounting Standards Codification (“ASC”) Topic 842, Leases (“Topic 842”), effective January 1, 2019.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yu Certified Public Accountant PC

We have served as the Company's auditor since 2019.

New York, New York

May 13, 2020

Shengshi Elevator International Holding Group Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	1,539,946	187,901
Accounts receivable	4,604	-
Accounts receivable--related party	18,657	144,704
Other receivables	380,998	181,674
Prepayments	36,437	351,185
Due from related parties	8,821	1,639,190
Inventory	168,275	18,466
Total current assets	2,157,738	2,523,120
Non-current assets
Property and equipment, net	810,719	724,851
Land use right	538	-
Long term deferred assets	75,042	-
ROU asset	728,929	-
Total non-current assets	1,615,228	724,851

Total assets	3,772,966	3,247,971

Liabilities and Deficit
Current Liabilities
Accounts payable	105,429	42,289
Advance from customers	1,064,538	1,469,067
Due to related parties	4,626,671	1,705,843
Accrued expenses and other liabilities	1,682,774	761,619
Total current liabilities	7,479,412	3,978,818
Long term payable	64,487	-
Lease liability	732,275	-
Total non-current liabilities	796,762	-

Total liabilities	8,276,174	3,978,818

Equity
Common Stock ($0.001 par value, 1,000,000,000 shares authorized; 603,970,000 shares and 3,970,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively)	603,970	3,970
Additional paid in capital	28,130	28,130
Capital surplus	22,490	-
Accumulated deficit	(5,505,595)	(1,069,167)
Accumulated other comprehensive income	347,797	306,220
Total stockholders’ deficit	(4,503,208)	(730,847)

Total liabilities and deficit	3,772,966	3,247,971

Shengshi Elevator International Holding Group Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2019	2018

Gross sales	155,996	-
Gross sales---related party	-	162,014
Cost of sales	117,122	97,554
Gross profit	38,874	64,460

Operating expenses:
Selling and marketing expenses	136,528	286,532
General and administrative expenses	2,325,435	3,554,994
Research and development expenses	1,649,023	1,518,826

Total operating expenses	4,110,986	5,360,352

Loss from Operations	(4,072,112)	(5,295,892)

Other income	125,907	51,622
Other income---related party	38,235	-
Other (expenses)	71,542	(390,400)
Total other income (expenses), net	235,684	(338,778)

Loss from operations before income taxes	(3,836,428)	(5,634,670)
Income tax expense	-	-
Net Loss	(3,836,428)	(5,634,670)

Other comprehensive loss
Net loss	(3,836,428)	(5,634,670)
Foreign currency translation income	41,577	392,067
Comprehensive loss	(3,794,851)	(5,242,603)

Weighted average number of ordinary shares
Basic and diluted	161,778,219	3,970,000

Earnings per share
Basic and diluted	(0.02)	(1.33)

Shengshi Elevator International Holding Group Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	(3,836,428)	(5,634,670)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	104,747	71,901
Provision for allowance for doubtful accounts	(98,052)	97,983
Changes in operating assets and liabilities:
Accounts receivable	121,165	(151,226)
Other receivables	(106,004)	193,577
Prepayments	185,012	(328,009)
Prepaid Expenses	131,138	-
Amounts due from related parties	191,062	34,033
Inventories	(151,341)	(19,199)
Accounts payable	65,213	43,156
Advanced payments from customers	(388,456)	612,822
Other taxes payable	981	(11,488)
Accrued expenses and other current liabilities	613,500	639,798

Net cash provided by/(used in) operating activities	(3,167,463)	(4,451,322)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(205,269)	(576,581)
Loans repaid by third parties	145,431	60,491
Loans to third parties	(145,431)	-
Net cash used in investing activities	(205,269)	(516,090)

Cash Flows From Financing Activities
Repayment of short term loan	-	(1,260)
Loans from related parties	3,873,679	1,535,480
Repayment of loans to related parties	(203,604)	(4,417,047)
Capital injection from shareholders	756,119	8,537,856
Borrowings repaid to third parties	-	(1,794,447)
Borrowings from third parties	312,677	-
Net cash provided by financing activities	4,738,871	3,860,582

Effect of exchange rate fluctuation on cash and cash equivalents	(14,094)	277,217

Net (decrease) increase in cash and cash equivalents	1,352,045	(829,613)
Cash and cash equivalents, beginning of year	187,901	1,017,514
Cash and cash equivalents, end of year	1,539,946	187,901

Supplemental disclosure information:	-	-
Cash paid for income tax expense	-	-
Cash paid for interest expense	-	(370,163)

Shengshi Elevator International Holding Group Inc.

Consolidated Statements of Changes in Shareholders’ Deficit

(Amounts in US$)

	Common stock		Additional		Accumulated other
	Number of shares	Amount	paid in capital	Retained (deficit)	comprehensive income	Total Deficit
Balance, December 31, 2017	3,970,000	$3,970	$28,130	$(3,972,352)	$(85,847)	$(4,026,099)
Capital injection	-	-	-	8,537,855	-	8,537,855
Net income for the year		-	-	(5,634,670)	-	(5,634,670)
Foreign currency translation adjustment	-	-	-	-	392,066	392,066
Balance, December 31, 2018	3,970,000	$3,970	$28,130	$(1,069,167)	$306,219	$(730,848)
Capital injection	600,000,000	600,000		(600,000)		-
Net income for the year	-	-	-	(3,836,428)	-	(3,836,428)
Foreign currency translation adjustment	-	-	-	-	41,577	41,577
Capital surplus		-	22,490	-	-	22,490
Balance, December 31, 2019	603,970,000	$603,970	$50,620	$(5,505,595)	$347,796	$(4,503,209)

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION

Shengshi Elevator International Holding Group Inc. (formerly known as Galem Group, Inc.) (“Shengshi Holding”, or the “Company”), together with its subsidiaries, focus on elevator technology research and development, sales, maintenance, and installation.

Galem Group, Inc. was incorporated in the State of Nevada on March 31, 2016. On September 5, 2019, Galem Group Inc. changed its name to Shengshi Elevator International Holding Group Inc.

On October 19, 2018, Shengshi International Holdings Co., Ltd.  (“Shengshi International”) was incorporated under the law of Cayman Islands.

On September 30, 2019, Shengshi Holding entered into a share exchange agreement (the “Share Exchange Agreement”) with Shengshi International. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Shengshi International was exchanged for 600,000,000 shares of common stock of Shengshi Holding. The former stockholders of Shengshi International acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction.

The following is the organization structure of Shengshi International along with ownership detail and its subsidiaries:

Shengshi Shengshun (Hong Kong) Co., Ltd. (“Shengshi Hong Kong”), was established in Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on September 18, 2018.

Shengshi Yinghe (Shenzhen) Technology Co. Ltd. was established as a wholly foreign owned enterprise on November 08, 2018 under the laws of the PRC.

Shenzhen Shengshi Elevator Co., Ltd. (“Shenzhen Shengshi”) was incorporated on April 2, 2014 under the laws of the PRC. Shenzhen Shengshi is an elevator provider company and provides one-stop service to its customers.

Sichuan Shengshi Elevator Technology Co., Ltd. (“Sichuan Shengshi”) was incorporated on July 13, 2018 under the laws of the PRC. Sichuan Shengshi is a wholly owned subsidiary of Shenzhen Shengshi, which has the same business scope and offers similar products and services as Shenzhen Shengshi.

Details of the subsidiaries of the Company are set out below:

Name of the subsidiary	Place and date of incorporation	Principal activities

Shengshi International Holding Co., Ltd. (“Shengshi International”)	Cayman Islands, October 19, 2018	Investment holding company

Shengshi Shengshun (Hong Kong) Co., Ltd. (“Shengshi Hong Kong”)	Hong Kong, September 18, 2019	Investment holding company

Shengshi Yinghe (Shenzhen) Technology Co. Ltd.	PRC, November 8, 2018	Investment holding company

Shenzhen Shengshi Elevator Co., Ltd. (“Shenzhen Shengshi”)	PRC, April 2, 2014	Elevator technology research and development, sales, maintenance, and installation

Sichuan Shengshi Elevator Technology Co., Ltd. (“Sichuan Shengshi”)	PRC, July 13, 2018	Elevator technology research and development, sales, maintenance, and installation

NOTE 2. GOING CONCERN

As of December 31, 2019, the Company had $1,539,946 in cash and cash equivalents. The Company has net loss of $3,731,940 for the year ended December 31, 2019 and has negative working capital and accumulated deficit at December 31, 2019. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will focus on improving operation efficiency and cost reduction, developing core cash-generating business, and enhancing marketing function. Actions include developing more customers, as well as creating synergy using the Company’s resources.

The Company believes that available cash and cash equivalents, the cash provided by operating activities, together with actions as developing more customers and create synergy of the Company’s resources, should enable the Company to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued and the Company has prepared the consolidated financial statements on a going concern basis. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, obtaining financial support from related parties and controlling overhead expenses. Management cannot provide any assurance that the Company’s efforts will be successful. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

NOTE 3. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

b.	Principles of consolidation

The consolidated financial statements include the financial statements of all the subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

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

e.	Accounts receivable, net

Accounts receivable, net are stated at the amount the Company expect to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience and information on customer accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company have historically experienced little, if any, uncollectible receivables to date.

f.	Inventory

Shenzhen Shengshi carries no inventories as of December 31, 2019 and 2018.

Sichuan Shengshi values its inventories at the lower of cost or net realizable value.

Inventories consist of mainly raw materials that are to be used in the production of elevators.

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to net realizable value. Any idle facility costs or excessive spoilage are recorded as current period charges.

Sichuan Shengshi had no impairment charges for the years ended December 31, 2019 and 2018.

g.	Research and development expenditures

Total expenditures for research and development were $1,649,023 and $1,518,826 for the years ended December 31, 2019 and 2018, respectively. Research and development costs are expensed as incurred. Research and development expenditures include salaries, wages and other costs of personnel engaged in developing new products and improving existing products. The Company is currently in the early stage of elevator product development and incurs significant amount of research and development costs.

h.	Leases

The Company leases certain manufacturing, warehouse and distribution locations. The leases do not have options to terminate prior to or extend beyond the end of the term. Lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the reasonably expected holding period at commencement date. The Company’s lease contracts do not provide a readily determinable implicit rate. The Company then utilized the estimated incremental borrowing rate (“IBR”), based on information available at the inception of the lease. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Lease expense for lease payments is recognized on a straight-line basis over the lease term.

i.	Property, plant and equipment, net

Shenzhen Shengshi’s property and equipment are recorded at cost less accumulated depreciation with no residual value.

Sichuan Shengshi’s property and equipment are recorded at cost less accumulated depreciation with 5% residual value. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, which are shown as follows:

Useful life
Machinery and equipment	3-11 years
Structures	20 years
Furniture and office equipment	3-10 years
Motor vehicles	4-8 years
Leasehold improvements	Shorter of the remaining lease terms and estimated useful lives

Upon sale or disposal, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income. Maintenance and repairs which do not improve or extend the expected useful lives of the assets are charged to expenses as incurred.

j.	Long-lived assets

Certain assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. No impairment was recognized for the years ended December 31, 2019 and 2018.

k.	Revenue recognition

The Company adopted ASC Topic 606, “Revenue from Contracts with Customers” effective January 1, 2019, applying the modified retrospective method.

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

In accordance with certain contractual arrangements, the Company receives payment from its customers in advance related to performance obligations that are to be satisfied in the future and recognize such payments as advanced payments from customers.

Sales of elevators

The sales of elevators are derived principally from providing elevators to customers. Revenue is generally recognized when the product has shipped to the customer’s facility and control has transferred to the customer.

l.	Cost of sales

Cost of sales includes the cost of inventory sold during the period, including costs for manufacturing, inbound freight, receiving, inspection, warehousing, and internal transfers. Costs associated with shipping and handling the Company’s products are included in cost of sales.

m.	Other income

Elevator game license

The Company also provide customers with the right to use the Shengshi elevator game installed in the elevator, and provide technical support/backstage maintenance services. The Company allocates other income to the license and technical support services. The other income is first recognized once the elevator game is made available to customers and the subsequent technical service revenue is recognized ratably over the service period. Other income is refundable and upfront fee income.

n.	Advertising, sales and marketing costs

Advertising, sales and marketing costs consist primarily of costs for the promotion of corporate image and product marketing. The Company expensed all marketing and advertising costs as incurred.

o.	Income taxes

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

p.	Value added taxes (“VAT”)

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). Before May 1, 2018, all of the Company’s products that were sold in the PRC were subject to a Chinese value-added tax at a rate of 17% of the gross sales price. After May 1, 2018, the Company subject a tax rate of 16%, and after April 1, 2019, the tax rate was further reduced to 13% based on the new Chinese tax law. This VAT may be offset by VAT paid by the Company is on raw materials and other materials included in the cost of producing finished products or acquiring finished products. For the year ended December 31, 2019, the Company’s product sales revenues are subject to VAT rates of 16% before April 1, 2019 and subject to VAT rates of 13% after April 1, 2019, after deducting the VAT paid for the purchased from suppliers and VAT paid for machinery and equipment.

q.	Related parties

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

r.	Foreign currency transactions and translations

The Company’s reporting currency is the U.S. dollar (“US$”). The functional currency of the Company’s overseas subsidiaries is US$, while the functional currency of the Company’s PRC subsidiaries is RMB. In the consolidated financial statements, the financial information of the Company’s subsidiaries has been translated into US$. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period. Equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the year which is the result of income statement translation process. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficits).

The exchange rates used for foreign currency translation were as follows (US Dollars $1 = RMB):

	Year End	Average
12/31/2019	6.9680	6.9688
12/31/2018	6.8761	6.6126
12/31/2017	6.5098	6.7580

s.	Comprehensive income

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

t.	Fair value measurements

The Company’s financial instruments are accounted for at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of the fair value hierarchy are described below:

☐	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

☐	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no transfers between level 1, level 2 or level 3 measurements for the years ended December 31, 2019 and 2018.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

As of December 31, 2019 and 2018, none of the Company’s nonfinancial assets or liabilities was measured at fair value on a nonrecurring basis. The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivables, salary payable and accounts payable, are a reasonable estimate of fair value because of the short-term maturity of these instruments.

u.	Loss per share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.

v.	Recent accounting guidance

Recently adopted accounting guidance

Leases

The Company adopted ASU 2016-02, “Leases” on January 1, 2019 and used the alternative transition approach which permits the effects of adoption to be applied at the effective date. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the short-term lease exemption and combining the lease and non-lease components practical expedients. The most significant impact upon adoption relates to the recognition of new Right-of-use (“ROU”) assets and lease liabilities on the Company’s balance sheet for the operating leases. Upon adoption, the Company recognized additional operating liabilities of approximately $0.4 million, with corresponding ROU assets of $3.2 million based on the present value of the remaining rental payments under current leasing standards for existing operating leases. There was no cumulative effect of adopting the standard.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as subsequently amended. ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company performed an assessment of the differences between the new revenue standard and current accounting practices. As part of its implementation process, the Company identified significant revenue streams and evaluated a sample of contracts within each significant revenue stream in order to determine the effect of the standard on revenue recognition practices. The Company completed this evaluation and have established new policies and procedures in adoption of the new revenue standard.

The Company adopted this guidance on a modified retrospective basis. Revenue recognition related to the Company’s elevator sales remains substantially unchanged. The Company started to generate revenues from license for elevator games in October 2019. Therefore, no adjustment to the opening balance of accumulated deficit as of January 1, 2019 (the first day of the transition period) for the impact of applying the new revenue standard.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an entity to measure all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now incorporate forward-looking information based on expected losses to estimate credit losses. ASU 2016-13 will be effective for our fiscal year ending December 31, 2020, including interim periods within that fiscal year. The Company is evaluating the impact that the adoption of this ASU will have on our consolidated financial statements, result of operations and cash flows and does not expect it to be material.

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

Concentration risk

Under PRC regulations, each bank account is insured by People’s bank of China with the maximum amount of RMB 500,000 (approximately US$72,716). The cash and cash equivalents balance held in the PRC bank accounts was $1,540,354 and $177,566 as of December 31, 2019 and 2018, respectively.

For the years ended December 31, 2019 and 2018, all of the Company’s assets were located in the PRC and all of the Company’s revenues were derived from the PRC.

Major Customers

For the year ended December 31, 2019, four customers represented approximately 40%, 25%, 23% and 12% of the Company’s revenue. All revenue from sales of elevators to individual users. At December 31, 2019, one customer accounted for 90% of the Company’s trade accounts receivable, net.

For the year ended December 31, 2018, one customer represented approximately 68% of the Company’s revenue, respectively. Revenue from Beijing Shengshi Elevator Co., Ltd. and Changsha speckle Lighting Co., Ltd, both of which are related parties. At December 31, 2018, one customer accounted for 60% of the Company’s trade accounts receivable, net.

Major Suppliers

For the year ended December 31, 2019, two suppliers accounted for 56% of the total purchases. At December 31, 2019, one supplier accounted for 81% of the Company’s trade accounts payable.

For the year ended December 31, 2018, three suppliers accounted for 58% of the total purchases. At December 31, 2018, two suppliers accounted for 65% of the Company’s trade accounts payable.

NOTE 5. REVERSE MERGER

On September 27, 2019, the Company amended its articles of incorporation to increase its authorized shares of common stock to 1,000,000,000 and changed its fiscal year end to December 31.

On September 30, 2019, Shengshi Elevator International Holding Group Inc. entered into a share exchange agreement (the “Share Exchange Agreement”) with Shengshi International. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Shengshi International was exchanged for 600,000,000 shares of common stock of Shengshi Holding with the result that Shengshi International became a wholly owned subsidiary of the Company.

The former stockholders of Shengshi International acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Shengshi International is considered the acquirer for accounting and financial reporting purposes. Shengshi International　and　its wholly owned subsidiaries’ assets and liabilities have been brought forward at their book value and no goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in the Company’s consolidated financial statements are those of Shengshi International and its wholly owned subsidiaries and are recorded at their historical cost basis.

Immediately after completion of such share exchange on October 1, 2019, the Company had a total of 603,970,000 issued and outstanding shares.

NOTE 6. ACCOUNTS RECEIVABLE, NET

At December 31, 2019 and 2018, accounts receivable, net consisted of the following:

	As of December 31,
	2019	2018

Accounts receivable	$23,378	$145,431
Less: allowance for doubtful accounts	(117)	(727)
Accounts receivable, net	$23,261	$144,704

All of the accounts receivable are non-interest bearing. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. Based on the assessment of the collectability of the accounts receivable as of December 31, 2019 and 2018, the Company recorded an allowance in the amount of $117 and $727 as of December 31, 2019 and 2018, respectively.

NOTE 7. OTHER RECEIVABLES, NET

At December 31, 2019 and 2018, other receivables consisted of the following:

	As of December 31,
	2019	2018

Staff advance	$5,961	$8,307
Loans to third parties	78,932	101,802
Deposits and others	84,063	180,521
Other levies	222,943
Allowance	(10,902)	(108,956)
Other receivables, net	$380,998	$181,674

Deposits and others mainly consisted of deposits made to suppliers and service providers. Other levies are debit balance of VAT payables.

Based on the assessment of the collectability of the deposit and others as of December 31, 2019 and 2018, the Company recorded an allowance in the amount of $10,902 and $108,956 as of December 31, 2019 and 2018, respectively.

NOTE 8. PREPAYMENTS

At December 31, 2019 and 2018, prepayments consisted of the following:

	As of December 31,
	2019	2018

Advances to suppliers	$32,437	$218,761
Prepaid expenses	4,000	132,424
Prepayment	$36,437	$351,185

NOTE 9. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2019 and 2018, property, plant and equipment consisted of the following:

	As of December 31,
	2019	2018

Machinery and equipment	$508,757	$328,483
Structures	242,779	239,866
Furniture and office Equipment	149,800	143,195
Motor vehicles	125,560	127,238
Total	1,030,631	833,208
Less: accumulated depreciation	(216,177)	(113,931)
Property, plant and equipment, net	$810,719	$724,851

Depreciation expense for the years ended December 31, 2019 and 2018 was $104,747 and $67,881, respectively.

NOTE 10. ADVANCED PAYMENTS FROM CUSTOMERS

Advanced payments from customers were payments received from customers for pre-order of elevator products. As of December 31, 2019 and 2018, advanced payments from customers were $1,064,538 and $1,469,067, respectively.

Advance payment of elevator paid by customers

NOTE 11. LEASES

As described in Note 2 — Summary of Significant Accounting Policies, effective January 1, 2019, the Company adopted the new lease accounting standard using the optional transition method which allowed the Company to continue to apply the guidance under the lease standard in effect at the time in the comparative periods presented. In addition, the Company elected the package of practical expedients, which allowed the Company to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. The Company has also elected the practical expedient allowing the Company to not separate the lease and non-lease components for all classes of underlying assets. Adoption of this standard resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities of $728,929 and $732,275, respectively, as of January 1, 2019 with no impact on accumulated deficits. Financial position for reporting periods beginning on or after January 1, 2019, are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the previous guidance.

The Company leases certain manufacturing, warehouse and distribution locations under non-cancelable operating leases, with terms ranging from 34 months to 36 months. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term. Leases with initial term of 12 months or less are not recorded on the balance sheet.

When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company discount the lease payments based on an estimate of its incremental borrowing rate.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets:

December 31, 2019
Rights of use lease assets	$728,929

Operating lease liabilities – current	$540,374
Operating lease liabilities – non-current	191,902
Total operating lease liabilities	$732,275

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of December 31, 2019:

December 31, 2019
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.96
Weighted average discount rate	7.5%

The rental expense for the years ended December 31, 2019 and 2018 was $499,979 and $170,491, respectively. All leases are on a fixed repayment basis. None of the leases include contingent rentals.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2019:

2020	$574,354
2021	121,832
2022	81,406
Total lease payments	777,592
Less: imputed interest	(45,317)
Less: prepayments	-
Present value of lease liabilities	$732,275

NOTE 12. ACCURED EXPENSE AND OTHER CURRENT LIABILITIES

At December 31, 2019 and 2018, accrued expense and other current liabilities consisted of the following:

	As of December 31,
	2019	2018

Staff cost related payable	$134,181	$122,687
Other taxes payables	4,958	4,039
Equipment payable	-	127,252
Others	1,543,635	507,641
Accrued expenses and other current liabilities	$1,682,774	$761,619

Staff cost related payables are mainly consisted of employee salaries accrued and were later paid in January 2020.

As of December 31, 2019 and 2018, others mainly consisted of payable of consulting fee.

NOTE 13. RELATED PARTY BALANCE AND TRANSACTIONS

a.	Balances

Amount due from related parties:

	As of December 31,
	2019	2018

Sichuan Shengshi Elevator Corporation Limited (i)	$-	$830,684
Beijing Shengshi Qingquan intelligent Ecological Technology Research Institute Co., Ltd (ii)	8,391	-
Beijing Shengshi Elevator Corporation Limited (iii)	-	706,704
Former director of the Company (iv)	-	101,802
Zhoutao(v)	430	-
Amount due from related parties	$8,821	$1,639,190

Amount due to related parties:

	As of December 31,
	2019	2018

Sichuan Shengshi Elevator Corporation Limited (i)	$4,109	$4,309
Mr. Jin	14,351	1,685,514
Cai Dongming(vi)		6,371
Former director of the Company (vii)		9,648
Beijing Shengshi Elevator Corporation Limited (iii)	3,948,050
Beijing Shengshi Ruicheng Multimedia Technology Co., Ltd(viii)	660,161	-
Amount due to related parties	$4,626,671	$1,705,842

(i)	Sichuan Shengshi Elevator Corporation Limited is 89% held by Mr. Jin.
(ii)	Beijing Shengshi Qingquan intelligent Ecological Technology Research Institute Co., Ltd is held by Mr. Jin
(iii)	Beijing Shengshi Elevator Corporation Limited is 71.65% held by Mr. Jin.
(iv)	Jin Xuyuan is the former director of the Company.
(v)	Zhoutao is the supervisor of the company
(vi)	Cai Dongming is the former legal representative of Shengshi Yinghe(Shenzhen) technology Co.,LTD
(vii)	Emiliya Galfinger is the former director of the Company.
(viii)	Beijing Shengshi Ruicheng Multimedia Technology Co., Ltd
(ix)	Mr. Jin Xukai was appointed Chairman of the Board and the sole officer and director.

b.	Transactions

	Year ended December 31,
	2019	2018

Repayment from related parties for the advances (1)	$-	$34,033
Loans from related parties (2)	$108,224	$1,535,480
Repayment of loans to related parties (3)	$203,604	$4,417,047
Sales to related parties (4)	$-	$162,014
Other income from related party (5)	$38,234	-

(1)	Repayment from related parties for the advances

During years ended December 31, 2019 and 2018, related parties repaid for the advances in the amount of $nil and $34,033, respectively.

(2)	Loans from related parties

During years ended December 31, 2019 and 2018, loans from related parties totaled $108,224 and $1,535,480, respectively. The loans are due on demand, unsecured and non-interest bearing.

(3)	Repayment of loans to related parties

During years ended December 31, 2019 and 2018, repayment of loans to related parties totaled $203,604 and $4,417,047, respectively.

(4)	Sales to related parties

During years ended December 31, 2018, the Company’s sales to related parties totaled $162,014.

(5)	Other income related party

During years ended December 31, 2019, the Company’s other income from related party $38,234, which was from providing elevator game license to our related party.

NOTE 14. TAXATION

Income Tax

Cayman Islands

Under the current laws of the Cayman Islands, the Company is not subject to tax on income or capital gains. Additionally, upon payments of dividends to the shareholders, no Cayman Islands withholding tax will be imposed.

Hong Kong

Shengshi Hong Kong Limited was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the consolidated financial statements as Shengshi Hong Kong Limited has no assessable profits for the years ended December 31, 2019 and 2018.

China

The Company’s operating subsidiaries were incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applied to both domestic and foreign invested enterprises. During the years ended December 31, 2019 and 2018, the Company and its subsidiaries have incurred a net operating loss of $3,731,940 and $5,634,670, respectively. As a result, the Company and its subsidiaries did not incur any EIT during the two reported tax years.

Deferred Tax

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carry forwards. The Company evaluates the potential realization of deferred tax assets on an entity-by-entity basis. As of December 31, 2019 and 2018, valuation allowances were provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets as of December 31, 2019 and 2018, which can be carried forward to offset future taxable income. The management determines it is more likely than not that these deferred tax assets could not be recognized, so full allowances were provided as of December 31, 2019 and 2018. The operating loss generated from tax year ending December 31, 2019 and 2018 carry forward incurred by the Company and subsidiary that will expire in year 2024 and 2023, respectively. The Company maintains a full valuation allowance against its deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its deferred tax assets.

The Company’s deferred tax assets were as follows:

	As of December 31,
	2019	2018

Tax effect of net operating losses carried forward	$3,542,288	$2,459,303
Less: valuation allowance	(3,542,288)	(2,459,303)
Deferred tax assets, net	$-	$-

There were no uncertain tax positions as of December 31, 2019 and 2018 and the Company does not believe that this will change over the next twelve months.

NOTE 15. SUBSEQUENT EVENT

In December 2019, there was an outbreak of the novel coronavirus (COVID-19) in China that has since spread to many other regions of the world. The outbreak was subsequently labeled as a global pandemic by the World Health Organization in March 2020. It is anticipated that the COVID-19 outbreak may ultimately have a material adverse impact on the Company’s results of operations, financial position and cash flow in 2020 including, but not limited to:

The Company may experience significant reductions or volatility in demand for its products as customers may not be able to purchase elevators due to lack of capital. Affected by the epidemic in the first quarter of 2020, the revenue is $nil. Refunds of $51517 received in advance in the first quarter of 2020.

The Company may experience temporary or long-term disruptions in its supply chain, as the outbreak has resulted in travel disruptions and has impacted manufacturing and distribution throughout the country. The Company anticipates that the receipt of products or raw material sourced from impacted areas will be slowed or disrupted in the coming months.

Furthermore, transportation delays and cost increases, more extensive travel restrictions, closures or disruptions of businesses and facilities or social, economic, political or labor instability in the affected areas, may impact the Company or the Company’s suppliers/customers’ operations.

The extent of the impact of COVID-19 on the Company’s operations and financial results depends on future developments and is highly uncertain due to the unknown duration and severity of the outbreak. The situation is changing rapidly and future impacts may materialize that are not yet known. The Company continues to monitor the situation closely and may implement further measures to provide additional financial flexibility and improve the Company’s cash position and liquidity.