Form 10-Q
period 2021-06-30
Shengshi Elevator International Holding Group Inc.
filed 2021-08-24
CIK 1673504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of August 18, 2021 was 11,020,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

For the six months ended June 30, 2021

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

ii

Item 1. Financial Statements.

Shengshi Elevator International Holding Group Inc.

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2021	2020

Assets
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$105,429	$105,429
Advance from customers	1,064,538	1,064,538
Accrued expenses and other liabilities	1,682,774	1,682,774
Due to related parties	4,711,666	4,705,666
Total current liabilities	7,564,407	7,558,407

Long term payable	64,487	64,487
Lease liability	732,275	732,275

Total liabilities	8,361,169	8,355,169

Stockholders’ Deficit
Common Stock - $0.001 par value, 1,000,000,000 shares authorized; 603,970,000 shares and outstanding as of June 30, 2021 and December 31, 2020, respectively	603,970	603,970
Additional paid in capital	28,130	28,130
Accumulated deficit	(8,993,269)	(8,987,269)
Total stockholders’ deficit	(8,361,169)	(8,355,169)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

Shengshi Elevator International Holding Group Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue
Total revenue, net	$-	$-	$-	$-

Operating expenses
General and administrative expenses	4,000	-	6,000	-
Total operating expenses	4,000	-	6,000	-

Loss from Operations	(4,000)	-	(6,000)	-

Other income (expenses)
Total other income (expenses), net	-	-	-	-

Loss from operations before income taxes	(4,000)	-	(6,000)	-
Income tax expense	-	-	-	-
Net Loss	$(4,000)	$-	$(6,000)	$-

Weighted average number of ordinary shares
Basic and diluted	603,970,000	-	603,970,000	-

Earnings per share
Basic and diluted	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Shengshi Elevator International Holding Group Inc.

Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit
Balance, January 1, 2021	603,970,000	$603,970	$28,130	$(8,987,269)
Net loss	-	-	-	(2,000)
Balance, March 31, 2021	603,970,000	603,970	28,130	(8,989,269)

Net loss	-	-	-	(4,000)
Balance, June 30, 2021	603,970,000	$603,970	$28,130	$(8,993,269)

The accompanying notes are an integral part of these financial statements

Shengshi Elevator International Holding Group Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

Cash Flows From Operating Activities
Net loss	$(6,000)	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Net cash used in operating activities	(6,000)	-

Cash Flows From Investing Activities
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Proceeds from related parties	6,000
Net cash provided by financing activities	6,000	-

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

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

NOTE 3 - GOING CONCERN

As of June 30, 2021, the Company had $-0- in cash and cash equivalents. The Company has net loss of $4,000 for the six months ended June 30, 2021 and has negative working capital of $7,564,407 and accumulated deficit of $8,993,269 at June 30, 2021. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – EQUITY

Common Stock

The Company has authorized 1,000,000,000 shares of $0.001 par value, common stock. As of June 30, 2021, there were 603,970,000 shares of Common Stock issued and outstanding.

NOTE 5 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come subsequent to May 18, 2021 from its Court appointed custodian, Custodian Ventures, LLC.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of June 30, 2021.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements except as follows:

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended December 31, 2020 which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2020 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

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

