Form 10-Q
period 2021-09-30
Shengshi Elevator International Holding Group Inc.
filed 2021-10-14
CIK 1673504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of October 14, 2021 was 603,970,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

For the Nine Months ended September 30, 2021

i

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

ii

Item 1. Financial Statements.

Shengshi Elevator International Holding Group Inc.

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2021	2020

Assets
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$105,429	$105,429
Advance from customers	1,064,538	1,064,538
Accrued expenses and other liabilities	1,682,774	1,682,774
Due to related parties	4,684,176	4,705,666
Total current liabilities	7,536,917	7,558,407

Long term payable	64,487	64,487
Lease liability	732,275	732,275
Total liabilities	8,333,679	8,355,169

Stockholders’ Deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized, 10,000,000 and -0- shares outstanding as of September 30, 2021 and December 31, 2020, respectively	10,000	-
Common Stock $0.001 par value,1,000,000,000 shares authorized; 603,970,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	603,970	603,970
Additional paid in capital	321,809	28,130
Accumulated deficit	(9,269,458)	(8,987,269)
Total stockholders’ deficit	(8,333,679)	(8,355,169)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

Shengshi Elevator International Holding Group Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue
Total revenue, net	$-	$-	$-	$-

Operating expenses
General and administrative expenses	276,189	16,315	282,189	69,995
Total operating expenses	276,189	16,315	282,189	69,995

Loss from Operations	(276,189)	(16,315)	(282,189)	(69,995)

Other income (expenses)
Total other income (expenses), net	-	-	-	-

Loss from operations before income taxes	(276,189)	(16,315)	(282,189)	(69,995)
Income tax expense	-	-	-	-
Net Loss	$(276,189)	$(16,315)	$(282,189)	$(69,995)

Earnings per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of ordinary shares
Basic and diluted	603,970,000	603,970,000	603,970,000	603,970,000

The accompanying notes are an integral part of these financial statements

Shengshi Elevator International Holding Group Inc

Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, January 1, 2021	-	-	603,970,000	$603,970	$28,130	$(8,987,269)	$(8,355,169)

Net loss	-	-	-	-	-	(2,000)	(2,000)

Balance, March 31, 2021	-	-	603,970,000	603,970	28,130	(8,989,269)	(8,357,169)

Net loss	-	-	-	-	-	(4,000)	(4,000)

Balance, June 30, 2021	-	-	603,970,000	$603,970	$28,130	$(8,993,269)	$(8,361,169)

Net loss	-	-	-	-	-	(276,189)	(276,189)

Issuance of preferred shares for services to related party	10,000,000	10,000	-	-	293,679	-	303,679

Balance, September 30, 2021	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(9,269,458)	$(8,333,679)

The accompanying notes are an integral part of these financial statements

Shengshi Elevator International Holding Group Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

Cash Flows From Operating Activities
Net loss	$(282,189)	$(69,995)
Stock based compensation	250,000	-
Net cash used in operating activities	(32,189)	(69,995)

Cash Flows From Investing Activities
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Proceeds from related parties	32,189	69,995
Net cash provided by financing activities	32,189	69,995

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company is a US holding company incorporated in Nevada on March 31, 2016, which operates through the Company’s wholly-owned subsidiary Shengshi International Holdings Co., Ltd.  (“Shengshi International”), a Cayman Islands corporation incorporated on October 19, 2018.

The following is the organizational structure of Shengshi International Holdings Co., Ltd. along with ownership detail and its subsidiaries:

Shengshi International Holdings Co., Ltd. (the “Shengshi International”), was incorporated in the Cayman Islands on October 19, 2018. It is owned by four individuals and four entities. Mr. Jin Xukai, owning 10% share, is the executive director. Mr. Liu Yanyu, owning 4.2% share, Mr. Li Zhonglin, owning 4.5% share, Mr. Liu Bin, owning 4.33% share are the three directors. The following entities own the remaining shares of  Shengshi International: Shengshi Qianyuan Co., Ltd., founded on Oct. 12, 2018, whose director is Ms. Jiang Yanru, the ownership percentage is 3.7%; Shengshi Xinguang Co., Ltd, founded on Oct. 10, 2018, whose director is Mr. Zhang Baozhu, the ownership percentage is s 15%; Shengshi Jinhong Co., Ltd, founded on Oct. 2, 2018, whose director is Ms. Zhang Lina, the ownership percentage is 38.27%; and  Shengshi Huading Co., Ltd., founded on Oct. 9, 2018, whose director is Li Ying, the ownership percentage is 20%.

Shengshi Shengshun (Hong Kong) Co., Ltd. (“Shengshi Hong Kong”), was established in Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on September 18, 2018. It is 100% owned by Shengshi International.

Shengshi Yinghe (Shenzhen) Technology Co. Ltd. (“Shengshi Yinghe”) was established as a wholly foreign-owned enterprise on November 08, 2018, in Shenzhen City, Guangdong province, under the laws of the PRC. It is 100% owned by Shengshi Hong Kong.

Shenzhen Shengshi Elevator Co., Ltd. (“Shenzhen Shengshi”), was incorporated on April 2, 2014, registered in Shenzhen City, Guangdong province, under the laws of the PRC. The Company was established by Mr. Jin Xukai, the founder, president, chairman, chief designer, and the controlling shareholder. It is 100% owned by Shengshi Yinghe.

Shenzhen Shengshi focuses on elevator technology research and development, sales, maintenance, and installation. The company’s flagship product is an elevator that adopts the technical principle of the world’s first “An embedded open nut track lifting system” and represents a brand-new product direction and industrial innovation.

Sichuan Shengshi Elevator Technology Co., Ltd. (“Sichuan Shengshi”), was incorporated on July 13, 2018, registered in Chengdu city, Sichuan province, under the laws of the PRC, a wholly-owned subsidiary of Shenzhen Shengshi. Sichuan Shengshi has the same business scope and offers similar products and services as the parent company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation of inventory, and recoverability of carrying amount, and the estimated useful lives of long-lived assets.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

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

NOTE 3 - GOING CONCERN

As of September 30, 2021, the Company had $-0- in cash and cash equivalents. The Company had a net loss of $282,189 for the nine months ended September 30, 2021, and has negative working capital of $7,536,917 and an accumulated deficit of $9,269,458 on September 30, 2021. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will focus on improving operational efficiency and cost reduction, developing core cash-generating business, and enhancing marketing function. Actions include developing more customers, as well as creating synergy using the Company’s resources.

The Company believes that available cash and cash equivalents, the cash provided by its receiver, should enable the Company to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued and the Company has prepared the consolidated financial statements on a going concern basis. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, obtaining financial support from related parties, and controlling overhead expenses. Management cannot provide any assurance that the Company’s efforts will be successful. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

NOTE 4 – LIABILITIES AND RELATED PARTY NOTES PAYABLE

As of September 30, 2021, and December 30, 2020, there were $8,333,679 and $8,355,167 in liabilities on the Company’s balance sheet. The September 30, 2021 balance includes $32,189 in-demand loans advanced to the Company by David Lazar, the Company’s Court-appointed receiver. Except for this $32,189 and a result of a receivership of the Company in Clark County, Nevada, Case Number: A-21-827642-F, the collectability of the liabilities reflected on the Company’s balance sheet as of September 30, 2021, and December 31, 2020, is unknown

NOTE 5 – EQUITY

Common Stock

The Company has authorized 1,000,000,000 shares of $0.001 par value, common stock. As of September 30, 2021, there were 603,970,000 shares of Common Stock issued and outstanding.

Preferred Stock

On July 28, 2021, the Company designated 10,000,000 shares of Series A Preferred Stock with a par value of $0.001. These shares were awarded to Custodian Ventures managed by David Lazar in satisfaction of a judgment for $53,679 and services performed for the Company. These shares have the following rights:

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

Liquidation Preference. In the event of any liquidation, dissolution, or winding up of the Corporation, either voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock, or any other series or class of common stock of the Corporation, whether now in existence or hereafter created by an amendment to the articles of incorporation of the Corporation or by a certificate of designation.

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

As of September 30, 2021, and December 31, 2020, there were 10,000,000 and -0- Series A Preferred Shares outstanding respectively

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2021.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

Dated: October 14, 2021	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.