Form 10-K
period 2021-12-31
Shengshi Elevator International Holding Group Inc.
filed 2022-03-15
CIK 1673504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

(Exact name of registrant as specified in its charter)

8742

(Primary Standard Industrial Classification Code Number)

Nevada	333-213608	38-3995730
(State or other jurisdiction of Incorporation or organization)	(Commission File Number)	(IRS employer identification no.)

Room 2106, Beautiful Group Tower, 77 Connaught Road Central, Hong Kong
(Address of principal executive offices)

Registrant’s telephone number, including area code: +852 4620 9298

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock

N/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $49,044,500 based on a closing price of $0.47 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 15, 2022, the Registrant had 603,970,000 shares of common stock issued and outstanding.

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2021

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

Description of Business

The Company is a U.S. holding company incorporated in Nevada on March 31, 2016, which operated through the Company’s wholly owned subsidiary Shengshi International Holdings Co., Ltd. (“Shengshi International”), a Cayman Islands corporation incorporated in October 19, 2018.

The following was the organization structure of the Company along with ownership detail and its subsidiaries:

Shengshi International Holdings Co., Ltd. (the “Shengshi International”), was incorporated in the Cayman Islands on October 19, 2018. It is owned by four individuals and four entities. Mr. Jin Xukai, owning 10% share, is the executive director. Mr. Liu Yanyu, owning 4.2% share, Mr. Li Zhonglin, owning 4.5% share, Mr. Liu Bin, owning 4.33% share are the three directors. The following entities own the remaining shares of Shengshi International: Shengshi Qianyuan Co., Ltd., founded on Oct., 12, 2018, whose director is Ms. Jiang Yanru, the ownership percentage is 3.7%; Shengshi Xinguang Co., Ltd, founded on Oct.,10, 2018, whose director is Mr. Zhang Baozhu, the ownership percentage is s 15%; Shengshi Jinhong Co., Ltd, founded on Oct.,2, 2018, whose director is Ms. Zhang Lina, the ownership percentage is 38.27%; and Shengshi Huading Co., Ltd., founded on Oct.,9, 2018, whose director is Li Ying, the ownership percentage is 20%.

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

The Company has been dormant since May 14, 2020.

On May 18, 2021, as a result of a receivership in Clark County, Nevada, Case Number: A-21-827642-F, David Lazar was appointed receiver of the Company.

On July 28, 2021 the Company designated 10,000,000 shares of Series A Preferred Stock with a par value of $0.001. These shares were awarded to Custodian Ventures managed by David Lazar in satisfaction of a judgement in the amount of $53,679.52 and for services performed for the Company. The Series A Preferred Stock was valued at $250,000 and was based on the current market pricing for a shell company of this nature. These shares have the following rights:

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

On December 22, 2021, a Stock Purchase Agreement was entered into between NYJJ (Hong Kong) Limited (the “Seller”) and Atlantis Glory Company Limited (the “Purchaser”), whose controlling person is Ms. CHENG, Sau Heung, wherein the Purchaser purchased 10,000,000 shares of Series A Preferred Shares, par value $0.001 per share (the “Shares”), of Shengshi Elevator International Holding Group, Inc., a Nevada corporation (the “Company”). As a result, the Purchaser became an approximately 90% holder of the voting rights of the issued and outstanding shares of the Company, on a fully-diluted basis, and became the controlling shareholder. The consideration paid for the Shares was $400,000. The source of the cash consideration for the Shares was personal fund of the controlling person of Purchaser.

On January 3, 2022, the sole officer and director of the Company, David Lazar, tendered his resignations as Director, President, Chief Executive Officer, Secretary, and Treasurer of the Company, and appointed Ms. CHENG, Sau Heung as new President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company, effective January 5, 2022.

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities, including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors”.

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

Employees

As of the date of this Report, we have one employee, our Chief Executive Officer, Ms. CHENG, Sau Heung. Ms. CHENG, Sau Heung has the flexibility to work on our business up to 45 hours per week, but is prepared to devote more time if necessary. At present, Ms. CHENG, Sau Heung is responsible for every aspect of the Company’s operations.

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

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with any specific entity. We may not be successful in identifying and evaluating a suitable acquisition candidate or in consummating a business combination. We are neutral as to what industry or segment for any target company. We have not established specific metrics and criteria we will look for in a target company, and if and when we do, we may face difficulty reaching a mutual agreement with any such entity, including in light of market trends and forces beyond our control. Given our early-stage status, there is considerable uncertainty and therefore inherent risk to investors that we will not succeed in developing and implementing a viable business plan.

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

Because we are dependent upon CHENG, Sau Heung, our Chief Executive Officer and sole director to manage and oversee our Company, the loss of her could adversely affect our plan and results of operations.

We currently have a sole director and officer, CHENG, Sau Heung, who manages the Company and is presently evaluating a viable plan for our future operations. We will rely solely on her judgment in connection with selecting a target company and the terms and structure of any resulting business combination. The loss of our Chief Executive Officer, could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position. Further, because CHENG, Sau Heung serves as Chief Executive Officer and sole director, and also beneficially holds Preferred Stock, which if converted to common stock, represents a controlling interest, our other shareholders will have limited ability to influence the Company’s direction or management.

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

Our Chief Executive Officer, CHENG, Sau Heung, is not required to commit her full time to our affairs, which may result in a conflict of interest in allocating her time between managing the Company and other businesses in which she is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. CHENG, Sau Heung is not obligated to contribute any specific number of hours to our affairs, and she may engage in other business endeavors while she provides consulting services to the Company. If any of her other business affairs require her to devote substantial amounts of time to such matters, it could materially limit her ability to devote her time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

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

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, CHENG, Sau Heung, our Chief Executive Officer and sole director, beneficially holds Preferred Stock, which if converted to common stock, represents the vast majority of our outstanding Common Stock. Accordingly, our shareholders will be relying almost exclusively on the judgement of our board of directors (“Board”) and Chief Executive Officer and any persons on whom they may rely with respect to a potential business combination. In order to develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal business and corporate address is Room 2106, Beautiful Group Tower, 77 Connaught Road, Central, Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “SSDT”. Because our Common Stock is not listed on a securities exchange and its quotations on OTC Pink are limited and sporadic, there is currently no established public trading market for our Common Stock.

Fiscal Year 2021	High Bid	Low Bid
First Quarter	$1.00	$1.00
Second Quarter	$1.00	$0.47
Third Quarter	$0.47	$0.47
Fourth Quarter	$2.70	$0.47

Fiscal Year 2020	High Bid	Low Bid
First Quarter	$1.00	$0.60
Second Quarter	$0.60	$0.60
Third Quarter	$0.60	$0.60
Fourth Quarter	$1.00	$0.60

Holders

As of December 31, 2021, there were 74 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Action Stock Transfer Corporation, with an address at 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121, and telephone number is 801-274-1088.

Dividends

We have never paid or declared any dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Unregistered Sales of Equity Securities

On July 28, 2021 the Company designated 10,000,000 shares of Series A Preferred Stock with a par value of $0.001. These shares were awarded to Custodian Ventures managed by David Lazar in satisfaction of a judgement in the amount of $53,679.52 and for services performed for the Company. The Series A Preferred Stock was valued at $250,000 and was based on the current market pricing for a shell company of this nature.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The Company has no operations or revenue as of the date of this Report. We are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities, including seeking to acquire a business in a reverse merger. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of Covid-19 on our business, see Item 1A “Risk Factors”.

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities, including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors”.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2021 and 2020, which are included herein.

Our operating results for the years ended December 31, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Year ended December 31,
	2021	2020
Revenues	-	-
Operating expenses
General and administrative expenses	282,811	78,995
Total operating expenses	282,811	78,995
Loss on deconsolidation of foreign subsidiary	-	(1,539,946)
Loss from operations before income taxes	(282,811)	(1,618,941)
Income tax expense	-	-
Net Loss	(282,811)	(1,618,941)
Unrealized gain on currency translation adjustment	-	-
Total Comprehensive loss	(282,811)	(1,618,941)

Weighted average number of ordinary shares, Basic and diluted	603,970,000	603,970,000
Earnings per share, Basic and diluted	(0.00)	(0.00)

Comparison of the Years ended December 31, 2021 and 2020

Revenues

Revenues were $0 for the years ended December 31, 2021 and 2020.

Operating Expenses

Our general and administrative expenses increased from $78,995 for the year ended December 31, 2020 to $282,811 for the year ended December 31, 2021. The increase was mainly attributed to the stock-based compensation to Custodian Ventures managed by David Lazar in satisfaction of a judgement in the amount of $53,679.52 and for services performed for the Company.

Net Loss

Our net loss decreased from $1,618,941 for the year ended December 31, 2020 to $282,811 for the year ended December 31, 2021. The decrease was mainly attributed to loss on deconsolidation of foreign subsidiary in 2020, which is absent in the same period in 2021.

Liquidity and Capital Resources

Since the inception of the Company, we have incurred significant net losses and negative cash flows from operations. During the years ended December 31, 2021 and 2020, we had net losses of $282,811 and $1,618,941, respectively. As of December 31, 2021, we had an accumulated deficit of $9,270,080. As discussed in our financial statements for the year ended December 31, 2021, these factors raise substantial doubt about our ability to continue as a going concern.

As at December 31, 2021, we had cash and cash equivalents of $0. To date, we have financed our operations principally through borrowings from our related parties. Depending on our future operational results, we may need to conduct one or more equity or debt financings within the next 12 months.

We could potentially need our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future financing needs. Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, many of which are beyond our control.

Operating Activities

Net cash used in operating activities for the years ended December 31, 2021 and 2020 were $32,189 and $78,995, respectively.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2021 and 2020 were $0.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $32,189, while net cash used in financing activities for the year ended December 31, 2020 was $1,460,951, due to the effect of deconsolidation of foreign subsidiary.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

December 31, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Shengshi Elevator International Holding Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Shengshi Elevator International Holding Group, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

March 15, 2022

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

Balance Sheets

	December 31,
	2021	2020
Assets
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$105,429	$105,429
Advance from customers	1,064,538	1,064,538
Accrued expenses and other liabilities	1,683,396	1,682,774
Due to related parties	4,684,176	4,705,666
Total current liabilities	7,537,539	7,558,407
Non-current liabilities
Long term payable	64,487	64,487
Lease liability	732,275	732,275
Total non-current liabilities	796,762	796,762

Total liabilities	8,334,301	8,355,169

Stockholders’ Deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized, 10,000,000 and 0 shares outstanding as of December 31, 2021 and 2020, respectively	10,000	-
Common Stock $0.001 par value, 990,000,000 and 1,000,000,000 shares authorized, 603,970,000 shares and 603,970,000 shares outstanding as of December 31, 2021 and 2020, respectively	603,970	603,970
Additional paid in capital	321,809	28,130
Accumulated deficit	(9,270,080)	(8,987,269)
Accumulated other comprehensive income	-	-
Total stockholders’ deficit	(8,334,301)	(8,355,169)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

Statements of Operations and Comprehensive Loss

	For the Years Ended
	December 31,
	2021	2020
Revenue
Total revenue, net	$-	$-

Operating expenses
General and administrative expenses	282,811	78,995
Total operating expenses	282,811	78,995

Loss from Operations	(282,811)	(78,995)

Other income (expenses)
Loss on deconsolidation of foreign subsidiary	-	(1,539,946)
Total other income (expenses), net	-	(1,539,946)

Loss from operations before income taxes	(282,811)	(1,618,941)
Income tax expense	-	-
Net Loss	$(282,811)	$(1,618,941)

Other comprehensive loss
Unrealized gain on currency translation adjustment	-	-
Total Comprehensive loss	$(282,811)	$(1,618,941)

Weighted average number of ordinary shares
Basic and diluted	603,970,000	603,970,000

Earnings per share
Basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

Statements of Changes in Shareholders’ Deficit

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Deficit	income	Total
Balance, December 31, 2019	603,970,000	603,970	50,620	(5,505,595)	347,797	(4,503,208)
Net loss	-	-	-	(1,618,941)	-	(1,618,941)
Effect of deconsolidation of- foreign subsidiary	-	-	(22,490)	(1,862,733)	(347,797)	(2,233,020)
Balance, December 31, 2020	603,970,000	$603,970	$28,130	$(8,987,269)	$-	$(8,355,169)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2020	-	-	603,970,000	$603,970	$28,130	$(8,987,269)	$(8,355,169)
Net loss	-	-	-	-	-	(282,811)	(282,811)
Issuance of preferred shares for services to related party	10,000,000	10,000	-	-	293,679	-	303,679
Balance, December 31, 2021	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(9,270,080)	$(8,334,301)

The accompanying notes are an integral part of these financial statements

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(282,811)	$(1,618,941)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	250,000	-
Loss on deconsolidation of foreign subsidiary	-	1,539,946
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	622	-
Net cash used in operating activities	(32,189)	(78,995)

Cash Flows From Investing Activities
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Proceeds from related parties	32,189	78,995
Effect of deconsolidation of foreign subsidiary	-	(1,539,946)
Net cash provided by (used in) financing activities	32,189	(1,460,951)

Effect of exchange rate fluctuation on cash and cash equivalents	-	-

Net (decrease) increase in cash and cash equivalents	-	(1,539,946)
Cash and cash equivalents, beginning of year	-	1,539,946
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company has been dormant since May 14, 2020.

On May 18, 2021, as a result of a receivership in Clark County, Nevada, Case Number: A-21-827642-F, David Lazar was appointed receiver of the Company.

On July 28, 2021 the Company designated 10,000,000 shares of Series A Preferred Stock with a par value of $0.001. These shares were awarded to Custodian Ventures managed by David Lazar in satisfaction of a judgement in the amount of $53,679.52 and for services performed for the Company. The Series A Preferred Stock was valued at $250,000 and was based on the current market pricing for a shell company of this nature.

On December 22, 2021, a Stock Purchase Agreement was entered into between NYJJ (Hong Kong) Limited (the “Seller”) and Atlantis Glory Company Limited (the “Purchaser”), whose controlling person is Ms. CHENG, Sau Heung, wherein the Purchaser purchased 10,000,000 shares of Series A Preferred Shares, par value $0.001 per share (the “Shares”), of Shengshi Elevator International Holding Group, Inc., a Nevada corporation (the “Company”). As a result, the Purchaser became an approximately 90% holder of the voting rights of the issued and outstanding shares of the Company, on a fully-diluted basis, and became the controlling shareholder. The consideration paid for the Shares was $400,000. The source of the cash consideration for the Shares was personal fund of the controlling person of Purchaser.

On January 3, 2022, the sole officer and director of the Company, David Lazar, tendered his resignations as Director, President, Chief Executive Officer, Secretary, and Treasurer of the Company, and appointed Ms. CHENG, Sau Heung as new President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company, effective January 5, 2022.

The Company’s year-end is December 31.

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

NOTES TO FINANCIAL STATEMENTS

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation of inventory, and recoverability of carrying amount and the estimated useful lives of long-lived assets.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents as of December 31, 2021.

Stock-Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). For an award that is fully vested on the grant date, all compensation cost would be recognized on the grant date.

The fair value of the Company’s common stock awards as of the grant date is determined using the observable market price (i.e. closing price) of the Company’s common stock as of the grant date.

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASU 2018-07.

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

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 3 – GOING CONCERN

As of December 31, 2021, the Company had $-0- in cash and cash equivalents. The Company has net loss of $282,811 for the year ended December 31, 2021 and has negative working capital of $7,537,539 and accumulated deficit of $9,270,080 as of December 31, 2021. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through December 31, 2021 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. The Company may raise additional capital through the sale of its equity securities, or through borrowings from financial institutions and related parties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

NOTE 4 – LIABILITIES AND RELATED PARTY NOTES PAYABLE

As of December 31, 2021, and December 30, 2020, there were $8,334,301 and $8,355,167 in liabilities on the Company’s balance sheet. As of December 31, 2021, the balance included $32,189 in-demand loans advanced to the Company by David Lazar, the Company’s Court-appointed receiver. Except for this $32,189 and a result of a receivership of the Company in Clark County, Nevada, Case Number: A-21-827642-F, the collectability of the liabilities reflected on the Company’s balance sheet as of December 31, 2021, and December 31, 2020, is unknown

NOTE 5 – EQUITY

Common Stock

As of December 31, 2021, the Company has authorized 990,000,000 shares of $0.001 par value, common stock.

As of December 31, 2021 and 2020, there were 603,970,000 shares of Common Stock issued and outstanding, respectively.

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

NOTES TO FINANCIAL STATEMENTS

Preferred Stock

On July 28, 2021, the Company designated 10,000,000 shares of Series A Preferred Stock with a par value of $0.001. These shares were awarded to Custodian Ventures managed by David Lazar in satisfaction of a judgment for $53,679 and services performed for the Company. The Series A Preferred Stock was valued at $250,000 and was based on the current market pricing for a shell company of this nature. These shares have the following rights:

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

As of December 31, 2021 and 2020, there were 10,000,000 and 0 Series A Preferred Stock issued and outstanding, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

Name	Age	Positions
David Lazar	30	Director, Chief Executive Officer, Treasurer, and Secretary (Resigned on January 5, 2022)
CHENG, Sau Heung	38	President, Chief Executive Officer, Secretary, Treasurer, and Director (Appointed on January 5, 2022)

David Lazar

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

CHENG, Sau Heung

Ms. CHENG, Sau Heung, age 38, is a businessperson who has been the executive member of multiple companies in the field of finance and corporate services; namely: Director, Shareholder & Secretary of Goodwill Professional Consultant Limited since 2020.; President, CEO, CFO, Director & Secretary of Atlantis Glory Company Limited since 2021.; President, CEO, CFO, Director & Secretary of Atlantis Glory Group Limited (BVI) since 2021; Director at China Oil Gang Xin Holdings Financial Limited (Seychelles) since 2019; Company Secretary at Ever Fountain Asset Management Limited since 2019; Secretary at APLUS Fund Services Limited since 2019; Secretary at APLUS Holdings Group LTD (Seychelles) since 2019; Secretary at AGENIUS LIMITED since 2021; Secretary at AGENIUS Holdings Limited since 2021; Executive Assistant to Managing Director of AYASA GLOBO since 2018, handled the Merger and Acquisition with Prosperous Future Holdings Limited (SEHK: 1259) in 2020; In 2018, Ms. Cheng previously acted as Deputy Money Laundering Reporting Officer (DMLRO) of different private equity funds specialising in advice and guidance on AML Regulations.

Ms. CHENG, Sau Heung currently acts as the President, Chief Executive Officer, Secretary, Treasurer, and Director of Shengshi Elevator International Holding Group Inc., specialising in business growth, profitable growth and marketing.

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

Legal Proceedings Involving Directors and Executive Officers

During the past ten years no current or incoming director, executive officer, promoter or control person of the Company has been involved in the following:

(1) A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended December 31, 2021 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2021, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

As of the date of this Report, we have not paid our director any compensation for services on our Board.

Equity Compensation Plan Information

The Company does not have any securities authorized for issuance or outstanding under an equity compensation plan or equity compensation grants made outside of such a plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2021, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 603,970,000 shares outstanding.

Name and Address of Beneficial Owners	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
CHENG, Sau Heung (ii)(iii) ROOM 2106, BEAUTIFUL GROUP TOWER, 77 CONNAUGHT ROAD, CENTRAL, HONG KONG	Common stock	-	-

DIRECTORS AND OFFICERS – TOTAL (One Officer and Director) (iv)	Common stock	-	-

5% or Greater Shareholders (i)
Jin Xukai GROUP 7 DADING BRIDGE VILLAGE CHONGLI TOWN, MEISHAN, SICHUAN CHINA 620010 E97304268	Common stock	60,000,000	9.9%

ZHANG BAOZHU E38373369 RM 605 2ND UNIT 4TH BLDG BEIJING ONE TONGZHOU BEIJING, CHINA 101100	Common stock	90,000,000	14.9%

ZHANG LINA E27733748 RM 1610 B2 BLDG DUNBEI YISHAN XIAOZHU DALANG ST SHENZHEN, GUANGDONG CHINA 518000	Common stock	229,620,000	38.0%

LI YING RM 405 LANGKOU FIRST DIST DALANG ST LONGHUA SHENZHEN, GUANGDONG CHINA 518000	Common stock	120,000,000	19.9%

Atlantis Glory Company Limited (a) ROOM 2106, BEAUTIFUL GROUP TOWER, 77 CONNAUGHT ROAD, CENTRAL, HONG KONG	Series A Preferred Stock	10,000,000	100%

(a)	Ms. CHENG, Sau Heung is the sole shareholder of Atlantis Glory Company Limited.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2021 and 2020, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2020.

BF Borgers CPA PC

ACCOUNTING FEES AND SERVICES	2021		2020
Audit fees		$5,400		$7,800
Audit-related fees
Tax fees	$		$
All other fees
Total		$5,400		$7,800

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. For the years ended December 31, 2021 and 2020, the financial statements of the Company were audited by BF Borgers CPA PC.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

Dated: March 15, 2022	By:	/s/ CHENG, Sau Heung
CHENG, Sau Heung
Chief Executive Officer
(Principal Executive Officer)