Form 10-Q
period 2022-06-30
Shengshi Elevator International Holding Group Inc.
filed 2022-08-12
CIK 1673504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of August 12, 2022 was 603,970,000 shares.

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

For the six months ended June 30, 2022

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

Item 1. Financial Statements.

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current Assets
Prepayment	$9,300	$-
Total current assets	9,300	-

Total assets	9,300	-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$105,429	$105,429
Advance from customers	1,064,538	1,064,538
Accrued expenses and other liabilities	1,689,074	1,683,396
Amount due to a director	43,047	-
Amount due to third parties	4,684,176	4,684,176
Total current liabilities	7,586,264	7,537,539
Non-current liabilities
Long term payable	64,487	64,487
Lease liability	732,275	732,275
Total non-current liabilities	796,762	796,762

Total liabilities	8,383,026	8,334,301

Stockholders’ Deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	10,000	10,000
Common Stock $0.001 par value, 990,000,000 shares authorized, 603,970,000 shares and 603,970,000 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	603,970	603,970
Additional paid in capital	321,809	321,809
Accumulated deficit	(9,309,505)	(9,270,080)
Accumulated other comprehensive income	-	-
Total stockholders’ deficit	(8,373,726)	(8,334,301)

Total liabilities and stockholders’ deficit	$9,300	$-

The accompanying notes are an integral part of these financial statements

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue
Total revenue, net	$-	$-	$-	$-

Operating expenses
General and administrative expenses	9,466	4,000	39,425	6,000
Total operating expenses	9,466	4,000	39,425	6,000

Loss from operations before income taxes	(9,466)	(4,000)	(39,425)	(6,000)
Income tax expense	-	-	-	-
Net Loss	$(9,466)	$(4,000)	$(39,425)	$(6,000)

Weighted average number of ordinary shares
Basic and diluted	603,970,000	603,970,000	603,970,000	603,970,000

Earnings per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

Statements of Changes in Shareholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2020	-	-	603,970,000	$603,970	$28,130	$(8,987,269)	$(8,355,169)
Net loss	-	-	-	-	-	(2,000)	(2,000)
Balance, March 31, 2021	-	-	603,970,000	$603,970	$28,130	$(8,989,269)	$(8,357,169)
Net loss	-	-	-	-	-	(4,000)	(4,000)
Balance, June 30, 2021	-	-	603,970,000	$603,970	$28,130	$(8,993,269)	$(8,361,169)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2021	10,000,000	10,000	603,970,000	$603,970	$321,809	$(9,270,080)	$(8,334,301)
Net loss	-	-	-	-	-	(29,959)	(29,959)
Balance, March 31, 2022	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(9,300,039)	$(8,364,260)
Net loss	-	-	-	-	-	(9,466)	(9,466)
Balance, June 30, 2022	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(9,309,505)	$(8,373,726)

The accompanying notes are an integral part of these financial statements

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(39,425)	$(6,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepayment	(9,300)	-
Accrued expenses and other current liabilities	5,678	-
Net cash used in operating activities	$(43,047)	$(6,000)

Cash Flows From Investing Activities
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Proceeds from related parties	$43,047	$6,000
Net cash provided by financing activities	$43,047	$6,000

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents as of June 30, 2022.

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

NOTE 3 – GOING CONCERN

As of June 30, 2022, the Company had $-0- in cash and cash equivalents. The Company has net loss of $39,425 for the period ended June 30, 2022 and has negative working capital of $7,576,964 and accumulated deficit of $9,309,505 as of June 30, 2022. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through December 31, 2022 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 4 – LIABILITIES AND RELATED PARTY NOTES PAYABLE

As of June 30, 2022, and December 31, 2021, there were $8,383,026 and $8,334,301 in liabilities on the Company’s balance sheet. As of June 30, 2022, the balance included $43,047 in-demand loans advanced to the Company by CHENG, Sau Heung, the Company’s CEO. Except for this $43,047 and a result of a receivership of the Company in Clark County, Nevada, Case Number: A-21-827642-F, the collectability of the liabilities reflected on the Company’s balance sheet as of June 30, 2022, and December 31, 2021, is unknown.

NOTE 5 – EQUITY

Common Stock

As of June 30, 2022 and December 31, 2021, the Company has authorized 990,000,000 shares of $0.001 par value, common stock, respectively.

As of June 30, 2022 and December 31, 2021, there were 603,970,000 shares of Common Stock issued and outstanding, respectively.

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

As of June 30, 2022 and December 31, 2021, there were 10,000,000 Series A Preferred Stock issued and outstanding, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of June 30, 2022.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended June 30, 2022.

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

Results of Operations

Our operating results for the three and six months ended June 30, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Three months ended June 30,
	2022	2021
Revenues	-	-
Operating expenses
General and administrative expenses	9,466	4,000
Total operating expenses	9,466	4,000
Loss from operations before income taxes	(9,466)	(4,000)
Income tax expense	-	-
Net Loss	(9,466)	(4,000)
Unrealized gain on currency translation adjustment	-	-
Total Comprehensive loss	(9,466)	(4,000)

Weighted average number of ordinary shares, Basic and diluted	603,970,000	603,970,000
Earnings per share, Basic and diluted	(0.00)	(0.00)

Comparison of the three months ended June 30, 2022 and 2021

Revenues

Revenues were $0 for the three months ended June 30, 2022 and 2021.

Operating Expenses

Our general and administrative expenses increased from $4,000 for the three months ended June 30, 2021 to $9,466 for the three months ended June 30, 2022. The increase was mainly attributed to the professional fee to different parties during the period.

Net Loss

Our net loss increased from $4,000 for the three months ended June 30, 2021 to $9,466 for the three months ended June 30, 2022. The increase was mainly attributed to the professional fee to different parties during the period.

	Six months ended June 30,
	2022	2021
Revenues	-	-
Operating expenses
General and administrative expenses	39,425	6,000
Total operating expenses	39,425	6,000
Loss from operations before income taxes	(39,425)	(6,000)
Income tax expense	-	-
Net Loss	(39,425)	(6,000)
Unrealized gain on currency translation adjustment	-	-
Total Comprehensive loss	(39,425)	(6,000)

Weighted average number of ordinary shares, Basic and diluted	603,970,000	603,970,000
Earnings per share, Basic and diluted	(0.00)	(0.00)

Comparison of the six months ended June 30, 2022 and 2021

Revenues

Revenues were $0 for the six months ended June 30, 2022 and 2021.

Operating Expenses

Our general and administrative expenses increased from $6,000 for the six months ended June 30, 2021 to $39,425 for the six months ended June 30, 2022. The increase was mainly attributed to the professional fee to different parties during the period.

Net Loss

Our net loss increased from $6,000 for the six months ended June 30, 2021 to $39,425 for the six months ended June 30, 2022. The increase was mainly attributed to the professional fee to different parties during the period.

Liquidity and Capital Resources

Since the inception of the Company, we have incurred significant net losses and negative cash flows from operations. During the six months ended June 30, 2022 and 2021, we had net losses of $39,425 and $6,000, respectively. As of June 30, 2022, we had an accumulated deficit of $9,309,505. As discussed in our financial statements for the six months ended June 30, 2022, these factors raise substantial doubt about our ability to continue as a going concern.

As of June 30, 2022, we had cash and cash equivalents of $0. To date, we have financed our operations principally through borrowings from our related parties. Depending on our future operational results, we may need to conduct one or more equity or debt financings within the next 12 months.

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 and 2021 were $43,047 and $6,000, respectively.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 and 2021 were $0.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 and 2021 were $43,047 and $6,000, respectively.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

Dated: August 12, 2022	By:	/s/ CHENG, Sau Heung
CHENG, Sau Heung
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)