Form 10-Q
period 2022-09-30
Shengshi Elevator International Holding Group Inc.
filed 2022-11-22
CIK 1673504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of November 22, 2022 was 603,970,000 shares.

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

For the nine months ended September 30, 2022

i

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

2

Item 1. Financial Statements.

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Asset
Current Asset
Prepayment	$9,000	$-
Total Current Asset	9,000	-

Total Asset	9,000	-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$-	$105,429
Advance from customers	-	1,064,538
Accrued expenses and other liabilities	7,931	1,683,396
Amount due to a director	49,447	-
Amount due to third parties	-	4,684,176
Total current liabilities	57,378	7,537,539
Non-current Liabilities
Long term payable	-	64,487
Lease liability	-	732,275
Total Non-current Liabilities	-	796,762

Total Liabilities	57,378	8,334,301

Stockholders’ Deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	10,000	10,000
Common Stock $0.001 par value, 990,000,000 shares authorized, 603,970,000 shares and 603,970,000 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	603,970	603,970
Additional paid in capital	321,809	321,809
Accumulated deficit	(984,157)	(9,270,080)
Total stockholders’ deficit	(48,378)	(8,334,301)

Total liabilities and stockholders’ deficit	$9,000	$-

The accompanying notes are an integral part of these financial statements

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue
Total revenue, net	$-	$-	$-	$-

Operating expenses
General and administrative expenses	8,331	276,189	47,756	282,189
Total operating expenses	8,331	276,189	47,756	282,189

Loss from operations	(8,331)	(276,189)	(47,756)	(282,189)

Other income
Gain on deconsolidation of foreign subsidiary	8,333,679	-	8,333,679	-
Total other income	8,333,679	-	8,333,679	-

Income/(Loss) from operations before income taxes	8,325,348	(276,189)	8,285,923	(282,189)
Income tax expense	-	-	-	-
Net income/(loss)	$8,325,348	$(276,189)	$8,285,923	$(282,189)

Weighted average number of ordinary shares
Basic and diluted	603,970,000	603,970,000	603,970,000	603,970,000

Earnings per share
Basic and diluted	$0.01	$(0.00)	$0.01	$(0.00)

The accompanying notes are an integral part of these financial statements

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

Statements of Changes in Shareholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2020	-	-	603,970,000	$603,970	$28,130	$(8,987,269)	$(8,355,169)
Net loss	-	-	-	-	-	(2,000)	(2,000)
Balance, March 31, 2021	-	-	603,970,000	$603,970	$28,130	$(8,989,269)	$(8,357,169)
Net loss	-	-	-	-	-	(4,000)	(4,000)
Balance, June 30, 2021	-	-	603,970,000	$603,970	$28,130	$(8,993,269)	$(8,361,169)
Net loss	-	-	-	-	-	(276,189)	(276,189)
Issuance of preferred shares for services to related party	10,000,000	10,000	-	-	293,679	-	303,679
Balance, September 30, 2021	10,000,000	10,000	603,970,000	$603,970	$321,809	$(9,269,458)	$(8,333,679)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2021	10,000,000	10,000	603,970,000	$603,970	$321,809	$(9,270,080)	$(8,334,301)
Net loss	-	-	-	-	-	(29,959)	(29,959)
Balance, March 31, 2022	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(9,300,039)	$(8,364,260)
Net loss	-	-	-	-	-	(9,466)	(9,466)
Balance, June 30, 2022	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(9,309,505)	$(8,373,726)
Net loss	-	-	-	-	-	8,325,348	8,325,348
Balance, September 30, 2022	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(984,157)	$(48,378)

The accompanying notes are an integral part of these financial statements

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities
Net income/(loss)	$8,285,923	$(282,189)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock based compensation	-	250,000
Effect of deconsolidation of foreign subsidiary	(8,333,679)	-
Changes in operating assets and liabilities:
Prepayment	(9,000)	-
Accrued expenses and other current liabilities	7,309	-
Net cash used in operating activities	$(49,447)	$(32,189)

Cash Flows From Financing Activity
Proceeds from related parties	$49,447	$32,189
Net cash provided by financing activity	$49,447	$32,189

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

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

The Company has been dormant since May 14, 2020.

On May 18, 2021, as a result of a receivership in Clark County, Nevada, Case Number: A-21-827642-F, David Lazar was appointed receiver of the Company. Receiver David Lazar was granted the authority to rehabilitate the Company, including but not limited to the reinstatement or revival of the Company’s corporate charter with the Nevada Secretary of State, to prepare and file all documents as reasonably necessary to comply with Rule 15c2-11 of the Securities Act of 1934, to collect the debts and property belonging to the Company, to compromise and settle with any debtor of the Company, to prosecute and defend lawsuits in the name of the Company, to do all other acts as might be done by the Company, to do all other acts as may be reasonable or necessary to continue the business of the Company, and to appoint agents for the exercise of these duties. Receiver David Lazar saw no possibility of recovering any assets located in China and accessing any information of subsidiaries. The subsidiaries in China were deconsolidated.

On September 8, 2021, as a result of Order barring unasserted claims and terminating receivership in Clark County, Nevada, Case Number: A-21-827642-F, the claimants and creditors of the Company were barred from presenting claims and debts against the Company which arose on or before the date of the Order.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents as of September 30, 2022.

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

NOTE 3 – GOING CONCERN

As of September 30, 2022, the Company had $-0- in cash and cash equivalents. The Company has net income of $8,285,923 for the period ended September 30, 2022 and has negative working capital of $48,378 and accumulated deficit of $984,157 as of September 30, 2022. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through December 31, 2022 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 4 – LIABILITIES AND RELATED PARTY NOTES PAYABLE

As of September 30, 2022, and December 31, 2021, there were $57,378 and $8,334,301 in liabilities on the Company’s balance sheet. As of September 30, 2022, the balance included $49,447 in-demand loans advanced to the Company by CHENG, Sau Heung, the Company’s CEO. As a result of Order barring unasserted claims and terminating receivership in Clark County, Nevada, Case Number: A-21-827642-F, the claimants and creditors of the Company are barred from presenting claims and debts against the Company which arose on or before the date of the Order.

NOTE 5 – EQUITY

Common Stock

As of September 30, 2022 and December 31, 2021, the Company has authorized 990,000,000 shares of $0.001 par value, common stock, respectively.

As of September 30, 2022 and December 31, 2021, there were 603,970,000 shares of Common Stock issued and outstanding, respectively.

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

As of September 30, 2022 and December 31, 2021, there were 10,000,000 Series A Preferred Stock issued and outstanding, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2022.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended September 30, 2022.

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

Results of Operations

Our operating results for the three and nine months ended September 30, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Three months ended September 30,
	2022	2021
Revenues	-	-
Operating expenses
General and administrative expenses	(8,331)	(276,189)
Total operating expenses	(8,331)	(276,189)
Other income	8,333,679	-
Income (Loss) from operations before income taxes	8,325,348	(276,189)
Income tax expense	-	-
Net income (loss)	8,325,348	(276,189)

Weighted average number of ordinary shares, Basic and diluted	603,970,000	603,970,000
Earnings per share, Basic and diluted	0.01	(0.00)

Comparison of the three months ended September 30, 2022 and 2021

Revenues

Revenues were $0 for the three months ended September 30, 2022 and 2021.

Operating Expenses

Our general and administrative expenses decreased from $276,189 for the three months ended September 30, 2021 to $8,331 for the three months ended September 30, 2022. The decrease was mainly attributed to the absence of the stock-based compensation to previous management in satisfaction of a judgement and for services performed for the Company.

Other Income

As a result of Order barring unasserted claims and terminating receivership in Clark County, Nevada, Case Number: A-21-827642-F, the claimants and creditors of the Company are barred from presenting claims and debts against the Company which arose on or before the date of the Order. The deconsolidate the foreign subsidiary which result in gain of $8,333,679 during the period.

Net Income (Loss)

The Company has net loss of $276,189 for the three months ended September 30, 2021, compared to net income of $8,325,348 for the three months ended September 30, 2022. The increase was mainly attributed to the gain on deconsolidation of foreign subsidiary during the period.

	Nine months ended September 30,
	2022	2021
Revenues	-	-
Operating expenses
General and administrative expenses	(47,756)	(282,189)
Total operating expenses	(47,756)	(282,189)
Other income	8,333,679	-
Income (Loss) from operations before income taxes	8,285,923	(282,189)
Income tax expense	-	-
Net income (loss)	8,285,923	(282,189)

Weighted average number of ordinary shares, Basic and diluted	603,970,000	603,970,000
Earnings per share, Basic and diluted	0.01	(0.00)

Comparison of the nine months ended September 30, 2022 and 2021

Revenues

Revenues were $0 for the nine months ended September 30, 2022 and 2021.

Operating Expenses

Our general and administrative expenses decreased from $282,189 for the nine months ended September 30, 2021 to $47,756 for the nine months ended September 30, 2022. The decrease was mainly attributed to the absence of the stock-based compensation to previous management in satisfaction of a judgement and for services performed for the Company.

Other Income

As a result of Order barring unasserted claims and terminating receivership in Clark County, Nevada, Case Number: A-21-827642-F, the claimants and creditors of the Company are barred from presenting claims and debts against the Company which arose on or before the date of the Order. The deconsolidate the foreign subsidiary which result in gain of $8,333,679 during the period.

Net Income (Loss)

The Company has net loss of $282,189 for the nine months ended September 30, 2021, compared to net income of $8,285,923 for the nine months ended September 30, 2022. The increase was mainly attributed to the gain on deconsolidation of foreign subsidiary during the period.

Liquidity and Capital Resources

Since the inception of the Company, we have incurred significant net losses and negative cash flows from operations. During the nine months ended September 30, 2022 and 2021, we had net income of $8,285,923 and net loss of $282,189, respectively. As of September 30, 2022, we had an accumulated deficit of $984,157. As discussed in our financial statements for the nine months ended September 30, 2022, these factors raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2022, we had cash and cash equivalents of $0. To date, we have financed our operations principally through borrowings from our related parties. Depending on our future operational results, we may need to conduct one or more equity or debt financings within the next 12 months.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 were $49,447 and $32,189, respectively.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 were $0.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 and 2021 were $49,447 and $32,189, respectively.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description
31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	Inline XBRL INSTANCE

101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	Inline XBRL TAXONOMY EXTENSION LABELS

101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

Dated: November 22, 2022	By:	/s/ CHENG, Sau Heung
CHENG, Sau Heung
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

