Form 10-Q
period 2020-03-31
Shengshi Elevator International Holding Group Inc.
filed 2023-02-13
CIK 1673504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant’s common stock as of February 13, 2023 was 603,970,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

For the three months ended March 31, 2020

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

ii

Item 1. Financial Statements.

Shengshi Elevator International Holding Group Inc.

Consolidated Balance Sheets

(unaudited)

	March 31	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	1,539,946	1,539,946
Accounts receivable	4,604	4,604
Accounts receivable—related party	18,657	18,657
Other receivables	380,998	380,998
Prepayments	36,437	36,437
Due from related parties	8,821	8,821
Inventory	168,275	168,275
Total current assets	2,157,738	2,157,738
Non-current assets
Property and equipment, net	810,719	810,719
Land use right	538	538
Long term deferred assets	75,042	75,042
ROU asset	728,929	728,929
Total non-current assets	1,615,228	1,615,228

Total assets	3,772,966	3,772,966

Liabilities and Deficit
Current Liabilities
Accounts payable	105,429	105,429
Advance from customers	1,064,538	1,064,538
Due to related parties	4,626,671	4,626,671
Accrued expenses and other liabilities	1,682,774	1,682,774
Total current liabilities	7,479,412	7,479,412
Long term payable	64,487	64,487
Lease liability	732,275	732,275
Total non-current liabilities	796,762	796,762

Total liabilities	8,276,174	8,276,174

Equity
Common Stock ($0.001 par value, 1,000,000,000 shares authorized; 603,970,000 shares and 603,970,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	603,970	603,970
Additional paid in capital	28,130	28,130
Capital surplus	22,490	22,490
Accumulated deficit	(5,505,595)	(5,505,595)
Accumulated other comprehensive income	347,797	347,797
Total stockholders’ deficit	(4,503,208)	(4,503,208)

Total liabilities and deficit	3,772,966	3,772,966

The accompanying notes are an integral part of these financial statements

Shengshi Elevator International Holding Group Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

For the Three Months Ended
March 31,
	2020	2019

Revenue
Total revenue, net	$-	$-

Operating expenses
General and administrative expenses	-	-
Total operating expenses	-	-

Loss from Operations	-	-

Other income (expenses)
Total other income (expenses), net	-	-

Loss from operations before income taxes	-	-
Income tax expense	-	-
Net Loss	$-	$-

Weighted average number of ordinary shares
Basic and diluted	603,970,000	3,970,000

Earnings per share
Basic and diluted	$-	$-

The accompanying notes are an integral part of these financial statements

Shengshi Elevator International Holding Group Inc.

Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

	Common stock		Additional		Accumulated other
	Number of shares	Amount	paid in capital	Retained (deficit)	comprehensive income	Total Deficit
Balance, December 31, 2019	603,970,000	$603,970	$50,620	$(5,505,595)	$347,797	$(4,503,208)
Net income for the period	-	-	-	-	-	-
Balance, March 31, 2020	603,970,000	$603,970	$50,620	$(5,505,595)	$347,797	$(4,503,208)

The accompanying notes are an integral part of these financial statements

Shengshi Elevator International Holding Group Inc.

Consolidated Statements of Cash Flows

(unaudited)

For the Three Months Ended
March 31,
	2020	2019

Cash Flows From Operating Activities
Net loss	$-	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Net cash used in operating activities	-	-

Cash Flows From Investing Activities
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Proceeds from related parties	-	-
Net cash used in financing activities	-	-

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	1,539,946	-
Cash and cash equivalents, end of year	$1,539,946	$-

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto on December 31, 2019, as presented in the Company’s Annual Report on Form 10-K.

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

NOTE 3 - GOING CONCERN

As of March 31, 2020, the Company had $1,539,946 in cash and cash equivalents. The Company has net income of $0 for the three months ended March 31, 2020 and has negative working capital of $5,321,674 and accumulated deficit of $5,505,595 at March 31, 2020. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – EQUITY

Common Stock

The Company has authorized 1,000,000,000 shares of $0.001 par value, common stock. As of March 31, 2020, there were 603,970,000 shares of Common Stock issued and outstanding.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended December 31, 2019 which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2019 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the 2019 Form 10-K.

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

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

Dated: February 13, 2023	By:	/s/ CHENG, Sau Heung
CHENG, Sau Heung
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

