Form 10-Q
period 2020-09-30
Shengshi Elevator International Holding Group Inc.
filed 2023-02-13
CIK 1673504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

QUARTERLY REPORT ON FORM 10-Q

For the Nine Months ended September 30, 2020

i

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

ii

Item 1. Financial Statements.

Shengshi Elevator International Holding Group Inc.

Consolidated Balance Sheets

(unaudited)

	September 30	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	1,539,946	1,539,946
Accounts receivable	4,604	4,604
Accounts receivable—related party	18,657	18,657
Other receivables	380,998	380,998
Prepayments	36,437	36,437
Due from related parties	8,821	8,821
Inventory	168,275	168,275
Total current assets	2,157,738	2,157,738
Non-current assets
Property and equipment, net	810,719	810,719
Land use right	538	538
Long term deferred assets	75,042	75,042
ROU asset	728,929	728,929
Total non-current assets	1,615,228	1,615,228

Total assets	3,772,966	3,772,966

Liabilities and Deficit
Current Liabilities
Accounts payable	105,429	105,429
Advance from customers	1,064,538	1,064,538
Due to related parties	4,642,986	4,626,671
Accrued expenses and other liabilities	1,682,774	1,682,774
Total current liabilities	7,495,727	7,479,412
Long term payable	64,487	64,487
Lease liability	732,275	732,275
Total non-current liabilities	796,762	796,762

Total liabilities	8,292,489	8,276,174

Equity
Common Stock ($0.001 par value, 1,000,000,000 shares authorized; 603,970,000 shares and 603,970,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)	603,970	603,970
Additional paid in capital	28,130	28,130
Capital surplus	22,490	22,490
Accumulated deficit	(5,521,910)	(5,505,595)
Accumulated other comprehensive income	347,797	347,797
Total stockholders’ deficit	(4,519,523)	(4,503,208)

Total liabilities and deficit	3,772,966	3,772,966

The accompanying notes are an integral part of these financial statements

Shengshi Elevator International Holding Group Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue
Total revenue, net	$-	$-	$-	$-

Operating expenses
General and administrative expenses	16,315	970,170	16,315	3,029,357
Total operating expenses	16,315	970,170	16,315	3,029,357

Loss from Operations	(16,315)	(970,170)	(16,315)	(3,029,357)

Other income (expenses)
Total other income (expenses), net	-	198	-	74,246

Loss from operations before income taxes	(16,315)	(969,972)	(16,315)	(2,955,111)
Income tax expense	-	-	-	-
Net Loss	$(16,315)	$(969,972)	$(16,315)	$(2,955,111)

Other comprehensive income
Foreign currency translation gain, net of nil income taxes	-	84,935	-	111,732
Comprehensive Loss	$(16,315)	$(885,037)	$(16,315)	$(2,843,379)

Weighted average number of ordinary shares
Basic and diluted	603,970,000	3,970,000	603,970,000	3,970,000

Earnings per share
Basic and diluted	$0.00	$(0.22)	$0.00	$(0.72)

The accompanying notes are an integral part of these financial statements

Shengshi Elevator International Holding Group Inc

Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

	Common stock		Additional		Accumulated other
	Number of shares	Amount	paid in capital	Retained (deficit)	comprehensive income	Total Deficit
Balance, December 31, 2019	603,970,000	$603,970	$50,620	$(5,505,595)	$347,797	$(4,503,208)
Net income for the period	-	-	-	-	-	-
Balance, March 31, 2020	603,970,000	$603,970	$50,620	$(5,505,595)	$347,797	$(4,503,208)
Net income for the period	-	-	-	-	-	-
Balance, June 30, 2020	603,970,000	$603,970	$50,620	$(5,505,595)	$347,797	$(4,503,208)
Net loss for the period	-	-	-	(16,315)	-	(16,315)
Balance, September 30, 2020	603,970,000	$603,970	$50,620	$(5,521,910)	$347,797	$(4,519,523)

The accompanying notes are an integral part of these financial statements

Shengshi Elevator International Holding Group Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(16,315)	$(2,955,111)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	-	83,973
Reversal of allowance for doubtful accounts	-	(729)
Disposal of property, plant and equipment	-	891
Changes in operating assets and liabilities:
Accounts receivable	-	145,898
Other receivables	-	(118,292)
Prepayments	-	26,816
Amount due from related parties	-	1,644,445
Inventories	-	(160,247)
Accounts payable	-	74,597
Contract with customer, liability	-	3,135,192
Other taxes payable	-	1,689
Accrued expenses and other current liabilities	-	13,021
Net cash provided by (used in) operating activities	(16,315)	1,892,143

Cash Flows From Investing Activities
Purchases of property, plant and equipment	-	(165,610)
Loans repaid by third parties	-	21,885
Net cash used in investing activities	-	(143,725)

Cash Flows From Financing Activities
Cash effect of reverse acquisition	-	408
Proceeds from related parties	16,315	-
Repayment of loans to related parties	-	(1,590,283)
Net cash (used in) provided by financing activities	16,315	(1,589,875)

Effect of exchange rate fluctuation on cash and cash equivalents	-	(9,834)

Net increase in cash and cash equivalents	-	148,708)
Cash and cash equivalents, beginning of period	1,539,946	177,566
Cash and cash equivalents, end of period	$1,539,946	$326,275

Supplemental disclosure information:
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

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

NOTE 3 - GOING CONCERN

As of September 30, 2020, the Company had $1,539,946 in cash and cash equivalents. The Company had a net loss of $16,315 for the nine months ended September 30, 2020, and has negative working capital of $5,337,989 and an accumulated deficit of $5,521,910 on September 30, 2020. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – EQUITY

Common Stock

The Company has authorized 1,000,000,000 shares of $0.001 par value, common stock. As of September 30, 2020, there were 603,970,000 shares of Common Stock issued and outstanding.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

