Form 10-K
period 2022-12-31
Atlantis Glory Inc.
filed 2023-03-17
CIK 1673504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

ATLANTIS GLORY INC.

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

SHENGSHI ELEVATOR INTERNATIONAL HOLDING GROUP INC.

(Former Name of Registrant)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $336,917,500 based on a closing price of $2.05 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 17, 2023, the Registrant had 603,970,000 shares of common stock issued and outstanding.

ATLANTIS GLORY INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2022

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean Atlantis Glory Inc. unless otherwise indicated.

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

The following was the organization structure of the Company along with ownership detail and its subsidiaries:

Shengshi International Holdings Co., Ltd. (the “Shengshi International”), was incorporated in the Cayman Islands on October 19, 2018. It is owned by four individuals and four entities. Mr. Jin Xukai, owning 10% share, is the executive director. Mr. Liu Yanyu, owning 4.2% share, Mr. Li Zhonglin, owning 4.5% share, Mr. Liu Bin, owning 4.33% share are the three directors. The following entities own the remaining shares of Shengshi International: Shengshi Qianyuan Co., Ltd., founded on October 12, 2018, whose director is Ms. Jiang Yanru, the ownership percentage is 3.7%; Shengshi Xinguang Co., Ltd, founded on October 10, 2018, whose director is Mr. Zhang Baozhu, the ownership percentage is s 15%; Shengshi Jinhong Co., Ltd, founded on October 2, 2018, whose director is Ms. Zhang Lina, the ownership percentage is 38.27%; and Shengshi Huading Co., Ltd., founded on October 9, 2018, whose director is Li Ying, the ownership percentage is 20%.

Shengshi Shengshun (Hong Kong) Co., Ltd. (“Shengshi Hong Kong”), was established in Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on September 18, 2018. It is 100% owned by Shengshi International.

Shengshi Yinghe (Shenzhen) Technology Co. Ltd. (“Shengshi Yinghe”) was established as a wholly foreign owned enterprise on November 8, 2018 in Shenzhen City, Guangdong province, under the laws of the PRC. It is 100% owned by Shengshi Hong Kong.

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

Fiscal Year 2022	High Bid	Low Bid
First Quarter	$2.05	$2.05
Second Quarter	$2.05	$2.05
Third Quarter	$2.05	$2.05
Fourth Quarter	$2.80	$2.05

Fiscal Year 2021	High Bid	Low Bid
First Quarter	$1.00	$1.00
Second Quarter	$1.00	$0.47
Third Quarter	$0.47	$0.47
Fourth Quarter	$2.70	$0.47

Holders

As of December 31, 2022, there were 74 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Action Stock Transfer Corporation, with an address at 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121, and telephone number is 801-274-1088.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2022 and 2021, which are included herein.

Our operating results for the years ended December 31, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Year ended December 31,
	2022	2021
Revenues	-	-
Operating expenses
General and administrative expenses	(62,301)	(282,811)
Total operating expenses	(62,301)	(282,811)
Other income	8,333,679	-
Income (Loss) from operations before income taxes	8,271,378	(282,811)
Income tax expense	-	-
Net income (loss)	8,271,378	(282,811)

Weighted average number of ordinary shares, Basic and diluted	603,970,000	603,970,000
Earnings per share, Basic and diluted	0.01	(0.00)

Comparison of the Years ended December 31, 2022 and 2021

Revenues

Revenues were $0 for the years ended December 31, 2022 and 2021.

Operating Expenses

Our general and administrative expenses increased from $282,811 for the year ended December 31, 2021 to $62,301 for the year ended December 31, 2022. The decrease was mainly attributed to the absence of the stock-based compensation to previous management in satisfaction of a judgement and for services performed for the Company.

Other Income

As a result of Order barring unasserted claims and terminating receivership in Clark County, Nevada, Case Number: A-21-827642-F, the claimants and creditors of the Company are barred from presenting claims and debts against the Company which arose on or before the date of the Order. The deconsolidate the foreign subsidiary which result in gain of $8,333,679 during the year.

Net Income (Loss)

The Company has net loss of $282,811 for the year ended December 31, 2021, compared to net income of $8,271,378 for the year ended December 31, 2022. The increase was mainly attributed to the gain on deconsolidation of foreign subsidiary during the year.

Liquidity and Capital Resources

Since the inception of the Company, we have incurred significant net losses and negative cash flows from operations. During the years ended December 31, 2022 and 2021, we had net income of $8,271,378 and net loss of $282,811, respectively. As of December 31, 2022, we had an accumulated deficit of $998,702. As discussed in our financial statements for the year ended December 31, 2022, these factors raise substantial doubt about our ability to continue as a going concern.

As at December 31, 2022, we had cash and cash equivalents of $0. To date, we have financed our operations principally through borrowings from our related parties. Depending on our future operational results, we may need to conduct one or more equity or debt financings within the next 12 months.

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

Operating Activities

Net cash used in operating activities for the years ended December 31, 2022 and 2021 were $64,973 and $32,189, respectively.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2022 and 2021 were $0.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 and 2021 were $64,973 and $32,189, respectively.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATLANTIS GLORY INC.

December 31, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Atlantis Glory Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atlantis Glory Inc. (formerly known as Shengshi Elevator International Holding Group, Inc.) (the ‘Company’) as of December 31, 2022 and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors (Those Charged with Governance) that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP Centurion & Partners PLT

JP Centurion & Partners PLT

We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia

March 17, 2023

PCAOB ID: 6723

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Shengshi Elevator International Holding Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Shengshi Elevator International Holding Group, Inc. as of December 31, 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We served as the Company’s auditor from 2021 to 2022

Lakewood, CO

March 15, 2022

ATLANTIS GLORY INC.

Balance Sheets

	December 31, 2022	December 31, 2021
	(Audited)	(Audited)
Asset
Current Asset
Prepayment	$9,000	$-
Total Current Asset	9,000	-

Total Asset	9,000	-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$-	$105,429
Advance from customers	-	1,064,538
Accrued expenses and other liabilities	6,950	1,683,396
Amount due to a director	64,973	-
Amount due to third parties	-	4,684,176
Total current liabilities	71,923	7,537,539
Non-current Liabilities
Long term payable	-	64,487
Lease liability	-	732,275
Total Non-current Liabilities	-	796,762

Total Liabilities	71,923	8,334,301

Stockholders’ Deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	10,000	10,000
Common Stock $0.001 par value, 990,000,000 shares authorized, 603,970,000 shares and 603,970,000 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	603,970	603,970
Additional paid in capital	321,809	321,809
Accumulated deficit	(998,702)	(9,270,080)
Total stockholders’ deficit	(62,923)	(8,334,301)

Total liabilities and stockholders’ deficit	$9,000	$-

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Operations and Comprehensive Income

	For the Years Ended
	December 31,
	2022	2021

Revenue
Total revenue, net	$-	$-

Operating expenses
General and administrative expenses	62,301	282,811
Total operating expenses	62,301	282,811

Loss from operations	(62,301)	(282,811)

Other income
Gain on deconsolidation of foreign subsidiary	8,333,679	-
Total other income	8,333,679	-

Income/(Loss) from operations before income taxes	8,271,378	(282,811)
Income tax expense	-	-
Net income/(loss)	$8,271,378	$(282,811)

Weighted average number of ordinary shares
Basic and diluted	603,970,000	603,970,000

Earnings per share
Basic and diluted	$0.01	$(0.00)

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Changes in Shareholders’ Equity

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2020	-	-	603,970,000	$603,970	$28,130	$(8,987,269)	$(8,355,169)
Net loss	-	-	-	-	-	(282,811)	(282,811)
Issuance of preferred shares for services to related party	10,000,000	10,000	-	-	293,679	-	303,679
Balance, December 31, 2021	10,000,000	10,000	603,970,000	$603,970	$321,809	$(9,270,080)	$(8,334,301)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2021	10,000,000	10,000	603,970,000	$603,970	$321,809	$(9,270,080)	$(8,334,301)
Net income	-	-	-	-	-	8,271,378	8,271,378
Balance, December 31, 2022	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(998,702)	$(62,923)

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2022	2021
Cash Flows From Operating Activities
Net income/(loss)	$8,271,378	$(282,811)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock based compensation	-	250,000
Effect of deconsolidation of foreign subsidiary	(8,333,679)	-
Changes in operating assets and liabilities:
Prepayment	(9,000)	-
Accrued expenses and other current liabilities	6,328	622
Net cash used in operating activities	$(64,973)	$(32,189)

Cash Flows From Financing Activity
Proceeds from related parties	$64,973	$32,189
Net cash provided by financing activity	$64,973	$32,189

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Atlantis Glory Inc. (formerly known as Shengshi Elevator International Holding Group Inc.) (“Atlantis”, “Shengshi Holding”, or the “Company”), together with its subsidiaries, focus on elevator technology research and development, sales, maintenance, and installation.

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

On March 28, 2022, Shengshi Elevator International Holding Group, Inc. (the “Company”), amended its articles of incorporation, changing its name to Atlantis Glory Inc. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations. Market effective February 28, 2023, the Company changed its stock ticker symbol from SSDT to AGLY (the “Symbol Change”). The Company’s name change and symbol change were announced by FINRA in their daily list on February 27, 2023.

The Company’s year-end is December 31.

ATLANTIS GLORY INC.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents as of December 31, 2022.

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

ATLANTIS GLORY INC.

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

NOTE 3 – GOING CONCERN

As of December 31, 2022, the Company had $-0- in cash and cash equivalents. The Company has net income of $8,271,378 for the year ended December 31, 2022 and has negative working capital of $62,923 and accumulated deficit of $998,702 as of December 31, 2022. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through December 31, 2022 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 4 – LIABILITIES AND RELATED PARTY NOTES PAYABLE

As of December 31, 2022, and 2021, there were $71,923 and $8,334,301 in liabilities on the Company’s balance sheet. As of December 31, 2022, the balance included $64,973 in-demand loans advanced to the Company by CHENG, Sau Heung, the Company’s CEO. As a result of Order barring unasserted claims and terminating receivership in Clark County, Nevada, Case Number: A-21-827642-F, the claimants and creditors of the Company are barred from presenting claims and debts against the Company which arose on or before the date of the Order.

NOTE 5 – EQUITY

Common Stock

As of December 31, 2022, the Company has authorized 990,000,000 shares of $0.001 par value, common stock.

As of December 31, 2022 and 2021, there were 603,970,000 shares of Common Stock issued and outstanding, respectively.

ATLANTIS GLORY INC.

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

As of December 31, 2022 and 2021, there were 10,000,000 and 0 Series A Preferred Stock issued and outstanding, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2022.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements except below:

On March 28, 2022, Shengshi Elevator International Holding Group, Inc. (the “Company”), amended its articles of incorporation, changing its name to Atlantis Glory Inc. (the “Name Change”). The change was made in anticipation of entering into a new line of business operations. Market effective February 28, 2023, the Company changed its stock ticker symbol from SSDT to AGLY (the “Symbol Change”). The Company’s name change and symbol change were announced by FINRA in their daily list on February 27, 2023.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the year ended December 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
CHENG, Sau Heung	39	President, Chief Executive Officer, Secretary, Treasurer, and Director (Appointed on January 5, 2022)

CHENG, Sau Heung

Ms. CHENG, Sau Heung, age 39, is a businessperson who has been the executive member of multiple companies in the field of finance and corporate services; namely: Director, Shareholder & Secretary of Goodwill Professional Consultant Limited since 2020.; President, CEO, CFO, Director & Secretary of Atlantis Glory Company Limited since 2021.; President, CEO, CFO, Director & Secretary of Atlantis Glory Group Limited (BVI) since 2021; Director at China Oil Gang Xin Holdings Financial Limited (Seychelles) since 2019; Company Secretary at Ever Fountain Asset Management Limited since 2019; Secretary at APLUS Fund Services Limited since 2019; Secretary at APLUS Holdings Group LTD (Seychelles) since 2019; Secretary at AGENIUS LIMITED since 2021; Secretary at AGENIUS Holdings Limited since 2021; Executive Assistant to Managing Director of AYASA GLOBO since 2018, handled the Merger and Acquisition with Prosperous Future Holdings Limited (SEHK: 1259) in 2020; In 2018, Ms. Cheng previously acted as Deputy Money Laundering Reporting Officer (DMLRO) of different private equity funds specialising in advice and guidance on AML Regulations.

Ms. CHENG, Sau Heung currently acts as the President, Chief Executive Officer, Secretary, Treasurer, and Director of Atlantis Glory Inc., specialising in business growth, profitable growth and marketing.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended December 31, 2022 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2022, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 603,970,000 shares outstanding.

Name and Address of Beneficial Owners	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
CHENG, Sau Heung (ii)(iii) ROOM 2106, BEAUTIFUL GROUP TOWER, 77 CONNAUGHT ROAD, CENTRAL, HONG KONG	Common stock	-	-

DIRECTORS AND OFFICERS – TOTAL (One Officer and Director) (iv)	Common stock	-	-

5% or Greater Shareholders (i)
Jin Xukai E97304268 GROUP 7 DADING BRIDGE VILLAGE CHONGLI TOWN, MEISHAN, SICHUAN CHINA 620010	Common stock	60,000,000	9.9%

ZHANG BAOZHU E38373369 RM 605 2ND UNIT 4TH BLDG BEIJING ONE TONGZHOU BEIJING, CHINA 101100	Common stock	90,000,000	14.9%

ZHANG LINA E27733748 RM 1610 B2 BLDG DUNBEI YISHAN XIAOZHU DALANG ST SHENZHEN, GUANGDONG CHINA 518000	Common stock	229,620,000	38.0%

LI YING RM 405 LANGKOU FIRST DIST DALANG ST LONGHUA SHENZHEN, GUANGDONG CHINA 518000	Common stock	120,000,000	19.9%

Atlantis Glory Company Limited (a) ROOM 2106, BEAUTIFUL GROUP TOWER, 77 CONNAUGHT ROAD, CENTRAL, HONG KONG	Series A Preferred Stock	10,000,000	100%

(a)	Ms. CHENG, Sau Heung is the sole shareholder of Atlantis Glory Company Limited.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2022 and 2021, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021.

JP Centurion & Partners PLT

ACCOUNTING FEES AND SERVICES	2022	2021
Audit fees	$17,300	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$17,300	$-

BF Borgers CPA PC

ACCOUNTING FEES AND SERVICES	2022	2021
Audit fees	$16,200	$5,400
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$16,200	$5,400

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. For the years ended December 31, 2022 and 2021, the financial statements of the Company were audited by JP Centurion & Partners PLT and BF Borgers CPA PC, respectively.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document (furnished herewith)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document (furnished herewith)*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIS GLORY INC.

Dated: March 17, 2023	By:	/s/ CHENG, Sau Heung
CHENG, Sau Heung
Chief Executive Officer
(Principal Executive Officer)

