Form 10-Q
period 2023-09-30
Atlantis Glory Inc.
filed 2023-11-07
CIK 1673504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of November 7, 2023 was 603,970,000 shares.

ATLANTIS GLORY INC.

QUARTERLY REPORT ON FORM 10-Q

For the nine months ended September 30, 2023

i

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

1

Item 1. Financial Statements.

ATLANTIS GLORY INC.

Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Asset
Current Asset
Prepayment	$-	$9,000
Total Current Asset	-	9,000

Total Asset	-	9,000

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses and other liabilities	$6,400	$6,950
Amount due to a director	109,304	64,973
Amount due to third parties	-	-
Total current liabilities	115,704	71,923

Total Liabilities	115,704	71,923

Stockholders’ Deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	10,000	10,000
Common Stock $0.001 par value, 990,000,000 shares authorized, 603,970,000 shares and 603,970,000 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	603,970	603,970
Additional paid in capital	321,809	321,809
Accumulated deficit	(1,051,483)	(998,702)
Total stockholders’ deficit	(115,704)	(62,923)

Total liabilities and stockholders’ deficit	$-	$9,000

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue
Total revenue, net	$-	$-	$-	$-

Operating expenses
General and administrative expenses	7,250	8,331	52,781	47,756
Total operating expenses	7,250	8,331	52,781	47,756

Other income
Gain on deconsolidation of foreign subsidiary	-	8,333,679	-	8,333,679
Total other income	-	8,333,679	-	8,333,679

(Loss)/Income from operations before income taxes	(7,250)	8,325,348	(52,781)	8,285,923
Income tax expense	-	-	-	-
Net (Loss)/Income	$(7,250)	$8,325,348	$(52,781)	$8,285,923

Weighted average number of ordinary shares
Basic and diluted	603,970,000	603,970,000	603,970,000	603,970,000

Earnings per share
Basic and diluted	$(0.00)	$0.01	$(0.00)	$0.01

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2021	10,000,000	10,000	603,970,000	$603,970	$321,809	$(9,270,080)	$(8,334,301)
Net loss	-	-	-	-	-	(29,959)	(29,959)
Balance, March 31, 2022	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(9,300,039)	$(8,364,260)
Net loss	-	-	-	-	-	(9,466)	(9,466)
Balance, June 30, 2022	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(9,309,505)	$(8,373,726)
Net loss	-	-	-	-	-	8,325,348	8,325,348
Balance, September 30, 2022	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(984,157)	$(48,378)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2022	10,000,000	10,000	603,970,000	$603,970	$321,809	$(998,702)	$(62,923)
Net loss	-	-	-	-	-	(35,556)	(35,556)
Balance, March 31, 2023	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(1,034,258)	$(98,479)
Net loss	-	-	-	-	-	(9,975)	(9,975)
Balance, June 30, 2023	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(1,044,233)	$(108,454)
Net loss	-	-	-	-	-	(7,250)	(7,250)
Balance, September 30, 2023	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(1,051,483)	$(115,704)

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities
Net income/(loss)	$(52,781)	$8,285,923
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Effect of deconsolidation of foreign subsidiary	-	(8,333,679)
Changes in operating assets and liabilities:
Prepayment	9,000	(9,000)
Accrued expenses and other current liabilities	(550)	7,309
Net cash used in operating activities	$(44,331)	$(49,447)

Cash Flows From Financing Activity
Proceeds from related parties	$44,331	$49,447
Net cash provided by financing activity	$44,331	$49,447

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents as of September 30, 2023.

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

NOTE 3 – GOING CONCERN

As of September 30, 2023, the Company had $-0- in cash and cash equivalents. The Company has net loss of $52,781 for the period ended September 30, 2023 and has negative working capital of $115,704 and accumulated deficit of $1,051,483 as of September 30, 2023. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through December 31, 2023 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 4 – LIABILITIES AND RELATED PARTY NOTES PAYABLE

As of September 30, 2023, and December 31, 2022, there were $115,704 and $71,923 in liabilities on the Company’s balance sheet. As of September 30, 2023, the balance included $109,304 in-demand loans advanced to the Company by CHENG, Sau Heung, the Company’s CEO. As a result of Order barring unasserted claims and terminating receivership in Clark County, Nevada, Case Number: A-21-827642-F, the claimants and creditors of the Company are barred from presenting claims and debts against the Company which arose on or before the date of the Order.

NOTE 5 – EQUITY

Common Stock

As of September 30, 2023 and December 31, 2022, the Company has authorized 990,000,000 shares of $0.001 par value, common stock, respectively.

As of September 30, 2023 and December 31, 2022, there were 603,970,000 shares of Common Stock issued and outstanding, respectively.

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

As of September 30, 2023 and December 31, 2022, there were 10,000,000 Series A Preferred Stock issued and outstanding, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2023.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended September 30, 2023 and 2022, which are included herein.

Our operating results for the three months ended September 30, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Three months ended September 30,
	2023	2022
Revenues	-	-
Operating expenses
General and administrative expenses	(7,250)	(8,331)
Total operating expenses	(7,250)	(8,331)
Other income	-	8,333,679
(Loss) Income from operations before income taxes	(7,250)	8,325,348
Income tax expense	-	-
Net (loss) income	(7,250)	8,325,348

Weighted average number of ordinary shares, Basic and diluted	603,970,000	603,970,000
Earnings per share, Basic and diluted	(0.00)	0.01

Comparison of the three months ended September 30, 2023 and 2022

Revenues

Revenues were $0 for the three months ended September 30, 2023 and 2022.

Operating Expenses

Our general and administrative expenses decreased from $8,331 for the three months ended September 30, 2022 to $7,250 for the three months ended September 30, 2023. The increase was mainly attributed to the lower professional fee during the period.

Other Income

There was no other income for the three months ended September 30, 2023.

As a result of Order barring unasserted claims and terminating receivership in Clark County, Nevada, Case Number: A-21-827642-F, the claimants and creditors of the Company are barred from presenting claims and debts against the Company which arose on or before the date of the Order. The deconsolidate the foreign subsidiary which result in gain of $8,333,679 for the three months ended September 30, 2022.

Net (Loss) Income

The Company has net income of $8,325,348 for the three months ended September 30, 2022, compared to net loss of $7,250 for the three months ended September 30, 2023. The decrease was mainly due to absence of the gain on deconsolidation of foreign subsidiary during the period.

	Nine months ended September 30,
	2023	2022
Revenues	-	-
Operating expenses
General and administrative expenses	(52,781)	(47,756)
Total operating expenses	(52,781)	(47,756)
Other income	-	8,333,679
(Loss) Income from operations before income taxes	(52,781)	8,285,923
Income tax expense	-	-
Net (loss) income	(52,781)	8,285,923

Weighted average number of ordinary shares, Basic and diluted	603,970,000	603,970,000
Earnings per share, Basic and diluted	(0.00)	0.01

Comparison of the nine months ended September 30, 2023 and 2022

Revenues

Revenues were $0 for the nine months ended September 30, 2023 and 2022.

Operating Expenses

Our general and administrative expenses increased from $47,756 for the nine months ended September 30, 2022 to $52,781 for the nine months ended September 30, 2023. The increase was mainly attributed to the higher professional fee during the period.

Other Income

There was no other income for the nine months ended September 30, 2023.

As a result of Order barring unasserted claims and terminating receivership in Clark County, Nevada, Case Number: A-21-827642-F, the claimants and creditors of the Company are barred from presenting claims and debts against the Company which arose on or before the date of the Order. The deconsolidate the foreign subsidiary which result in gain of $8,333,679 for the nine months ended September 30, 2022.

Net (Loss) Income

The Company has net income of $8,285,923 for the nine months ended September 30, 2022, compared to net loss of $52,781 for the nine months ended September 30, 2023. The decrease was mainly due to absence of the gain on deconsolidation of foreign subsidiary during the period.

Liquidity and Capital Resources

Since the inception of the Company, we have incurred significant net losses and negative cash flows from operations. During the nine months ended September 30, 2023 and 2022, we had net losses of $52,781 and $47,756, respectively. As of September 30, 2023, we had an accumulated deficit of $1,051,483. As discussed in our financial statements for the nine months ended September 30, 2023, these factors raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2023, we had cash and cash equivalents of $0. To date, we have financed our operations principally through borrowings from our related parties. Depending on our future operational results, we may need to conduct one or more equity or debt financings within the next 12 months.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022 were $44,331 and $49,447, respectively.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 were $0.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 and 2022 were $44,331 and $49,447, respectively.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ATLANTIS GLORY INC.

Dated: November 7, 2023	By:	/s/ CHENG, Sau Heung
CHENG, Sau Heung
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

