Form 10-K
period 2023-12-31
Atlantis Glory Inc.
filed 2024-03-13
CIK 1673504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $336,917,500 based on a closing price of $2.05 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 13, 2024, the Registrant had 603,970,000 shares of common stock issued and outstanding.

ATLANTIS GLORY INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2023

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

Management intends to explore and identify business opportunities, including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the global economic downturn. For more information about the risk on our business, see Item 1A “Risk Factors”.

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

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions during economic downturn, rapid technological advances being made in some industries and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated. Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of a business plan and commencement of operations.

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

Competition and Market Conditions

We will face substantial competition in our efforts to identify and pursue a business venture. The primary source of competition is expected to be from other companies organized and funded for similar purposes, including small venture capital firms, blank check companies, and wealthy investors, many of which may have substantially greater financial and other resources than we do. In light of our limited financial and human resources, we are at a competitive disadvantage compared to many of our competitors in our efforts to obtain an operating business or assets necessary to commence our operations in a new field. Additionally, with the economic downturn, many venture capital firms and similar firms and individuals have been seeking to acquire businesses at discounted rates, and we therefore currently face additional competition and resultant difficulty obtaining a business. We expect these conditions to persist at least until the economy recovers. Further, even if we are successful in obtaining a business or assets for new operations, we expect there to be enhanced barriers to entry in the marketplace in which we decide to operate as a result of reduced demand and/or increased raw material costs caused by the pandemic and other economic forces that are beyond our control.

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

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both in general and in the particular industry or industries in which we may choose to operate), our limited operating history and current lack of operations, the national and global economies, and the condition of the market for microcap securities. Further, economic downturn may increase our requirements for capital, particularly if such economic downturn persists for an extended period of time or after we have acquired an operating entity, and may limit or hinder our ability to obtain the funding we require. If the amount of capital we are able to raise from financing activities, together with any revenues we may generate from future operations, is not sufficient to satisfy our capital needs, we may be required to discontinue our development or implementation of a business plan, cancel our search for business opportunities, cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. If any of the foregoing should happen, our shareholders could lose some or all of their investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We do not currently engage in any business activities that provide revenue or cash flow. Management intends to explore and identify business opportunities, including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “AGLY”. Because our Common Stock is not listed on a securities exchange and its quotations on OTC Pink are limited and sporadic, there is currently no established public trading market for our Common Stock.

Fiscal Year 2023	High Bid	Low Bid
First Quarter	$2.05	$2.05
Second Quarter	$2.05	$2.05
Third Quarter	$2.05	$2.05
Fourth Quarter	$2.05	$2.05

Fiscal Year 2022	High Bid	Low Bid
First Quarter	$2.05	$2.05
Second Quarter	$2.05	$2.05
Third Quarter	$2.05	$2.05
Fourth Quarter	$2.80	$2.05

Holders

As of December 31, 2023, there were 74 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Securities Transfer Corporation, with an address at 2901 N Dallas Parkway Suite 380 Plano, Texas 75093, and telephone number is 469-633-0101.

Dividends

We have never paid or declared any dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The Company has no operations or revenue as of the date of this Report. We are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities, including seeking to acquire a business in a reverse merger. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the global economic downturn. For more information about the risk on our business, see Item 1A “Risk Factors”.

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities, including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the global economic downturn. For more information about the risk on our business, see Item 1A “Risk Factors”.

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

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions during economic downturn, rapid technological advances being made in some industries and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated. Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of a business plan and commencement of operations.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2023 and 2022, which are included herein.

Our operating results for the years ended December 31, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Year ended December 31,
	2023	2022
Revenues	-	-
Operating expenses
General and administrative expenses	(68,026)	(62,301)
Total operating expenses	(68,026)	(62,301)
Other income	-	8,333,679
(Loss) Income from operations before income taxes	(68,026)	8,271,378
Income tax expense	-	-
Net (loss) income	(68,026)	8,271,378

Weighted average number of ordinary shares, Basic and diluted	603,970,000	603,970,000
Earnings per share, Basic and diluted	(0.00)	0.01

Comparison of the Years ended December 31, 2023 and 2022

Revenues

Revenues were $0 for the years ended December 31, 2023 and 2022.

Operating Expenses

Our general and administrative expenses increased from $62,301 for the year ended December 31, 2022 to $68,026 for the year ended December 31, 2023. The increase was mainly attributed to the higher professional fee during the year.

Other Income

There was no other income for the year ended December 31, 2023.

As a result of Order barring unasserted claims and terminating receivership in Clark County, Nevada, Case Number: A-21-827642-F, the claimants and creditors of the Company are barred from presenting claims and debts against the Company which arose on or before the date of the Order. The deconsolidate the foreign subsidiary which result in gain of $8,333,679 during the year.

Net (Loss) Income

The Company has net income of $8,271,378 for the year ended December 31, 2022, compared to net loss of $68,026 for the year ended December 31, 2023. The decrease was mainly due to absence of the gain on deconsolidation of foreign subsidiary during the year.

Liquidity and Capital Resources

Since the inception of the Company, we have incurred significant net losses and negative cash flows from operations. During the years ended December 31, 2023 and 2022, we had net loss of $68,026 and net income of $8,271,378, respectively. As of December 31, 2023, we had an accumulated deficit of $1,066,728. As discussed in our financial statements for the year ended December 31, 2023, these factors raise substantial doubt about our ability to continue as a going concern.

As at December 31, 2023, we had cash and cash equivalents of $0. To date, we have financed our operations principally through borrowings from our related parties. Depending on our future operational results, we may need to conduct one or more equity or debt financings within the next 12 months.

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

Operating Activities

Net cash used in operating activities for the years ended December 31, 2023 and 2022 were $55,576 and $64,973, respectively.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2023 and 2022 were $0.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 and 2022 were $55,576 and $64,973, respectively.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATLANTIS GLORY INC.

December 31, 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Atlantis Glory Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atlantis Glory Inc. (the ‘Company’) as of December 31, 2023 and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Kuala Lumpur, Malaysia

March 13, 2024

PCAOB ID: 6723

ATLANTIS GLORY INC.

Balance Sheets

	December 31, 2023	December 31, 2022
	(Audited)	(Audited)
Asset
Current Asset
Prepayment	$-	$9,000
Total Current Asset	-	9,000

Total Asset	-	9,000

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses and other liabilities	$10,400	$6,950
Amount due to a director	120,549	64,973
Amount due to third parties	-	-
Total current liabilities	130,949	71,923

Total Liabilities	130,949	71,923

Stockholders’ Deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	10,000	10,000
Common Stock $0.001 par value, 990,000,000 shares authorized, 603,970,000 shares and 603,970,000 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	603,970	603,970
Additional paid in capital	321,809	321,809
Accumulated deficit	(1,066,728)	(998,702)
Total stockholders’ deficit	(130,949)	(62,923)

Total liabilities and stockholders’ deficit	$-	$9,000

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Operations and Comprehensive Income

	For the Years Ended
	December 31,
	2023	2022

Revenue
Total revenue, net	$-	$-

Operating expenses
General and administrative expenses	68,026	62,301
Total operating expenses	68,026	62,301

Loss from operations	(68,026)	(62,301)

Other income
Gain on deconsolidation of foreign subsidiary	-	8,333,679
Total other income	-	8,333,679

(Loss)/Income from operations before income taxes	(68,026)	8,271,378
Income tax expense	-	-
Net (loss)/income	$(68,026)	$8,271,378

Weighted average number of ordinary shares
Basic and diluted	603,970,000	603,970,000

Earnings per share
Basic and diluted	$(0.00)	$0.01

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Changes in Shareholders’ Equity

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2021	10,000,000	10,000	603,970,000	$603,970	$321,809	$(9,270,080)	$(8,334,301)
Net income	-	-	-	-	-	8,271,378	8,271,378
Balance, December 31, 2022	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(998,702)	$(62,923)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2022	10,000,000	10,000	603,970,000	$603,970	$321,809	$(998,702)	$(62,923)
Net loss	-	-	-	-	-	(68,026)	(68,026)
Balance, December 31, 2023	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(1,066,728)	$(130,949)

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2023	2022
Cash Flows From Operating Activities
Net (loss)/income	$(68,026)	$8,271,378
Adjustments to reconcile (loss)/net income to net cash used in operating activities:
Effect of deconsolidation of foreign subsidiary	-	(8,333,679)
Changes in operating assets and liabilities:
Prepayment	9,000	(9,000)
Accrued expenses and other current liabilities	3,450	6,328
Net cash used in operating activities	$(55,576)	$(64,973)

Cash Flows From Financing Activity
Proceeds from related parties	$55,576	$64,973
Net cash provided by financing activity	$55,576	$64,973

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

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

ATLANTIS GLORY INC.

NOTES TO FINANCIAL STATEMENTS

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents as of December 31, 2023.

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

NOTE 3 – GOING CONCERN

As of December 31, 2023, the Company had $-0- in cash and cash equivalents. The Company has net loss of $68,026 for the year ended December 31, 2023 and has negative working capital of $130,949 and accumulated deficit of $1,066,728 as of December 31, 2023. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through December 31, 2023 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 4 – LIABILITIES AND RELATED PARTY NOTES PAYABLE

As of December 31, 2023 and 2022, there were $130,949 and $71,923 in liabilities on the Company’s balance sheet.

As of December 31, 2023, the balance included $139,949 in-demand loans advanced to the Company by CHENG, Sau Heung, the Company’s CEO. As a result of Order barring unasserted claims and terminating receivership in Clark County, Nevada, Case Number: A-21-827642-F, the claimants and creditors of the Company are barred from presenting claims and debts against the Company which arose on or before the date of the Order.

NOTE 5 – EQUITY

Common Stock

As of December 31, 2023 and 2022, the Company has authorized 990,000,000 shares of $0.001 par value, common stock, respectively.

As of December 31, 2023 and 2022, there were 603,970,000 shares of Common Stock issued and outstanding, respectively.

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

As of December 31, 2023 and 2022, there were 10,000,000 Series A Preferred Stock issued and outstanding, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the year ended December 31, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

Name	Age	Positions
CHENG, Sau Heung	40	President, Chief Executive Officer, Secretary, Treasurer, and Director (Appointed on January 5, 2022)

CHENG, Sau Heung

Ms. CHENG, Sau Heung, age 40, is a businessperson who has been the executive member of multiple companies in the field of finance and corporate services; namely: Director, Shareholder & Secretary of Goodwill Professional Consultant Limited since 2020.; President, CEO, CFO, Director & Secretary of Atlantis Glory Company Limited since 2021.; President, CEO, CFO, Director & Secretary of Atlantis Glory Group Limited (BVI) since 2021; Director at China Oil Gang Xin Holdings Financial Limited (Seychelles) since 2019; Company Secretary at Ever Fountain Asset Management Limited since 2019; Secretary at APLUS Fund Services Limited since 2019; Secretary at APLUS Holdings Group LTD (Seychelles) since 2019; Secretary at AGENIUS LIMITED since 2021; Secretary at AGENIUS Holdings Limited since 2021; Executive Assistant to Managing Director of AYASA GLOBO since 2018, handled the Merger and Acquisition with Prosperous Future Holdings Limited (SEHK: 1259) in 2020; In 2018, Ms. Cheng previously acted as Deputy Money Laundering Reporting Officer (DMLRO) of different private equity funds specialising in advice and guidance on AML Regulations.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended December 31, 2023 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2023, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2023, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 603,970,000 shares outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2023 and 2022, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022.

JP Centurion & Partners PLT

ACCOUNTING FEES AND SERVICES	2023	2022
Audit fees	$18,000	$17,300
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$18,000	$17,300

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. For the years ended December 31, 2023 and 2022, the financial statements of the Company were audited by JP Centurion & Partners PLT.

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

ATLANTIS GLORY INC.

Dated: March 13, 2024	By:	/s/ CHENG, Sau Heung
CHENG, Sau Heung
Chief Executive Officer
(Principal Executive Officer)

