Form 10-K
period 2024-12-31
Atlantis Glory Inc.
filed 2025-03-25
CIK 1673504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $336,917,500 based on a closing price of $2.05 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 25, 2025, the Registrant had 603,970,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATLANTIS GLORY INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2024

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

On November 15, 2024, the sole officer and director of the Company, Ms. CHENG, Sau Heung, tendered her resignations as President, Chief Executive Officer, Secretary, Treasurer and the Director of the Company, and appointed Mr. YUM Edward Liang Hsien as new President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director of the Company, effective November 15, 2024.

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

Employees

As of the date of this Report, we have one employee, our Chief Executive Officer, Mr. YUM Edward Liang Hsien. Mr. YUM Edward Liang Hsien has the flexibility to work on our business up to 45 hours per week, but is prepared to devote more time if necessary. At present, Mr. YUM Edward Liang Hsien is responsible for every aspect of the Company’s operations.

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

We may face difficulty identifying a viable business opportunity or negotiating or paying for any resulting business combination. Economic factors that are beyond our control, including economic downturn, as well as increased competition for acquisitions of operating entities that we expect to encounter as a result thereof, may hinder our efforts to locate and/or obtain a business that is suitable for our business goals at a price we can afford and on terms that will enable us to sufficiently grow our business to generate value to our shareholders. We have limited capital, and we may not be able to take advantage of any available business opportunities on favorable terms or at all due to the limited availability of capital. There can be no assurance that we will have sufficient capital to provide us with the necessary funds to successfully develop and implement our plan of operation or acquire a business we deem to be appropriate or necessary to accomplish our objectives, in which case we may be forced to terminate our business plan and your investment in the Company could become worthless.

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

Because we are dependent upon YUM Edward Liang Hsien, our Chief Executive Officer and sole director to manage and oversee our Company, the loss of him could adversely affect our plan and results of operations.

We currently have a sole director and officer, YUM Edward Liang Hsien, who manages the Company and is presently evaluating a viable plan for our future operations. We will rely solely on his judgment in connection with selecting a target company and the terms and structure of any resulting business combination. The loss of our Chief Executive Officer, could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position. Further, because YUM Edward Liang Hsien serves as Chief Executive Officer and sole director, and also beneficially holds Preferred Stock, which if converted to common stock, represents a controlling interest, our other shareholders will have limited ability to influence the Company’s direction or management.

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

Our Chief Executive Officer, YUM Edward Liang Hsien, is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. YUM Edward Liang Hsien is not obligated to contribute any specific number of hours to our affairs, and he may engage in other business endeavors while he provides consulting services to the Company. If any of his other business affairs require his to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

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

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, YUM Edward Liang Hsien, our Chief Executive Officer and sole director, beneficially holds Preferred Stock, which if converted to common stock, represents the vast majority of our outstanding Common Stock. Accordingly, our shareholders will be relying almost exclusively on the judgement of our board of directors (“Board”) and Chief Executive Officer and any persons on whom they may rely with respect to a potential business combination. In order to develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

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

There is currently a limited market for our Common Stock, and there can be no guarantee that an active market for our Common Stock will develop, even if we are successful in consummating a business combination. Recently, the price of our Common Stock has been volatile for no reason. Further, even if an active market for our Common Stock develops, it will likely be subject to by significant price volatility when compared to more seasoned issuers. We expect that the price of our Common Stock will continue to be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our Common Stock can be based on various factors in addition to those otherwise described in this Report, including:

●	General speculative fever;

●	A prospective business combination and the terms and conditions thereof;

●	The operating performance of any business we acquire, including any failure to achieve material revenues therefrom;

●	The performance of our competitors in the marketplace, both pre- and post-combination;

●	The public’s reaction to our press releases, SEC filings, website content and other public announcements and information;

●	Changes in earnings estimates of any business that we acquire or recommendations by any research analysts who may follow us or other companies in the industry of a business that we acquire;

●	Variations in general economic conditions, including as may be caused by uncontrollable events;

●	The public disclosure of the terms of any financing we disclose in the future;

●	The number of shares of our Common Stock that are publicly traded in the future;

●	Actions of our existing shareholders, including sales of Common Stock by our then directors and then executive officers or by significant investors; and

●	The employment or termination of key personnel.

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

Fiscal Year 2024	High Bid	Low Bid
First Quarter	$2.05	$2.05
Second Quarter	$2.05	$2.05
Third Quarter	$2.05	$2.05
Fourth Quarter	$2.05	$2.05

Fiscal Year 2023	High Bid	Low Bid
First Quarter	$2.05	$2.05
Second Quarter	$2.05	$2.05
Third Quarter	$2.05	$2.05
Fourth Quarter	$2.80	$2.05

Holders

As of December 31, 2024, there were 74 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Securities Transfer Corporation, with an address at 2901 N Dallas Parkway Suite 380 Plano, Texas 75093, and telephone number is 469-633-0101.

Dividends

We have never paid or declared any dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2024 and 2023, which are included herein.

Our operating results for the years ended December 31, 2024 and 2023, and the changes between those periods for the respective items are summarized as follows:

	Year ended December 31,
	2024	2023
Revenues	-	-
Operating expenses
General and administrative expenses	(40,480)	(68,026)
Total operating expenses	(40,480)	(68,026)
Loss from operations before income taxes	(40,480)	(68,026)
Income tax expense	-	-
Net loss	(40,480)	(68,026)

Weighted average number of ordinary shares, Basic and diluted	603,970,000	603,970,000
Earnings per share, Basic and diluted	(0.00)	(0.00)

Comparison of the Years ended December 31, 2024 and 2023

Revenues

Revenues were $0 for the years ended December 31, 2024 and 2023.

Operating Expenses

Our general and administrative expenses decreased from $68,026 for the year ended December 31, 2023 to $40,480 for the year ended December 31, 2024. The decrease was mainly attributed to the lower professional fee during the year.

Net Loss

The Company has net loss of $68,026 for the year ended December 31, 2023, compared to net loss of $40,480 for the year ended December 31, 2024. The decrease was mainly attributed to the lower professional fee during the year.

Liquidity and Capital Resources

Since the inception of the Company, we have incurred significant net losses and negative cash flows from operations. During the years ended December 31, 2024 and 2023, we had net loss of $40,480 and net loss of $68,026, respectively. As of December 31, 2024, we had an accumulated deficit of $1,107,208. As discussed in our financial statements for the year ended December 31, 2024, these factors raise substantial doubt about our ability to continue as a going concern.

As at December 31, 2024, we had cash and cash equivalents of $0. To date, we have financed our operations principally through borrowings from our related parties. Depending on our future operational results, we may need to conduct one or more equity or debt financings within the next 12 months.

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

Operating Activities

Net cash used in operating activities for the years ended December 31, 2024 and 2023 were $40,480 and $55,576, respectively.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2024 and 2023 were $0.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 and 2023 were $40,480 and $55,576, respectively.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2024 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATLANTIS GLORY INC.

December 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Atlantis Glory Inc.

Room 2106

Beautiful Group Tower

77 Connaught Road Central Hong Kong

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atlantis Glory Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss of $40,480 for the year ended December 31, 2024 and has negative working capital of $171,429 and as of December 31, 2024, the Company has an accumulated deficit of $1,107,208. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee or to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (PCAOB: 6723)

We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia

March 25, 2025

ATLANTIS GLORY INC.

Balance Sheets

	December 31, 2024	December 31, 2023
	(Audited)	(Audited)
Asset
Total Asset	-	-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses and other liabilities	$10,400	$10,400
Amount due to a related party	161,029	-
Amount due to a director	-	120,549
Total current liabilities	171,429	130,949

Total Liabilities	171,429	130,949

Stockholders’ Deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	10,000	10,000
Common Stock $0.001 par value, 990,000,000 shares authorized, 603,970,000 shares and 603,970,000 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	603,970	603,970
Additional paid in capital	321,809	321,809
Accumulated deficit	(1,107,208)	(1,066,728)
Total stockholders’ deficit	(171,429)	(130,949)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Operations and Comprehensive Income

	For the Years Ended
	December 31,
	2024	2023

Revenue
Total revenue, net	$-	$-

Operating expenses
General and administrative expenses	40,480	68,026
Total operating expenses	40,480	68,026

Loss from operations before income taxes	(40,480)	(68,026)
Income tax expense	-	-
Net loss	$(40,480)	$(68,026)

Weighted average number of ordinary shares
Basic and diluted	603,970,000	603,970,000

Earnings per share
Basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Changes in Shareholders’ Equity

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2022	10,000,000	10,000	603,970,000	$603,970	$321,809	$(998,702)	$(62,923)
Net loss	-	-	-	-	-	(68,026)	(68,026)
Balance, December 31, 2023	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(1,066,728)	$(130,949)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2023	10,000,000	10,000	603,970,000	$603,970	$321,809	$(1,066,728)	$(130,949)
Net loss	-	-	-	-	-	(40,480)	(40,480)
Balance, December 31, 2024	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(1,107,208)	$(171,429)

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(40,480)	$(68,026)
Changes in operating assets and liabilities:
Prepayment	-	9,000
Accrued expenses and other current liabilities	-	3,450
Net cash used in operating activities	$(40,480)	$(55,576)

Cash Flows From Financing Activity
Proceeds from related parties	$40,480	$55,576
Net cash provided by financing activity	$40,480	$55,576

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

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

On November 15, 2024, the sole officer and director of the Company, Ms. CHENG, Sau Heung, tendered her resignations as President, Chief Executive Officer, Secretary, Treasurer and the Director of the Company, and appointed Mr. YUM Edward Liang Hsien as new President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director of the Company, effective November 15, 2024.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents as of December 31, 2024.

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

NOTE 3 – GOING CONCERN

As of December 31, 2024, the Company had $-0- in cash and cash equivalents. The Company has net loss of $40,480 for the year ended December 31, 2024 and has negative working capital of $171,429 and accumulated deficit of $1,107,208 as of December 31, 2024. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern through December 31, 2024 is dependent upon the continued financial support from its Chief Executive Officer or external financing. Management believes Chief Executive Officer will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 4 – LIABILITIES AND RELATED PARTY NOTES PAYABLE

As of December 31, 2024 and 2023, there were $171,429 and $130,949 in liabilities on the Company’s balance sheet.

As of December 31, 2024, the balance included $161,029 in-demand loans advanced to the Company by a related party, of which Mr. YUM Edward Liang Hsien is the Managing Director of the related party. As a result of Order barring unasserted claims and terminating receivership in Clark County, Nevada, Case Number: A-21-827642-F, the claimants and creditors of the Company are barred from presenting claims and debts against the Company which arose on or before the date of the Order.

NOTE 5 – EQUITY

Common Stock

As of December 31, 2024 and 2023, the Company has authorized 990,000,000 shares of $0.001 par value, common stock, respectively.

As of December 31, 2024 and 2023, there were 603,970,000 shares of Common Stock issued and outstanding, respectively.

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

As of December 31, 2024 and 2023, there were 10,000,000 Series A Preferred Stock issued and outstanding, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during the year December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
YUM Edward Liang Hsien	46	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director (Appointed on November 15, 2024)

YUM Edward Liang Hsien

Mr. YUM holds a Bachelor of Science in Finance from the University of Illinois at Urbana-Champaign, United States of America. Over the course of his distinguished 20-year career, he has developed extensive expertise in funds, trusts, and asset management through his roles at major financial institutions, including HSBC, Bank of Montreal, Pacific Global Bank, Old Second National Bank, and Hang Seng Bank, in both the United States and Hong Kong, China. He has guided clients through the establishment of funds and trusts, managing assets totalling billions of USD. Mr. YUM is a senior member of the Alternative Investment Management Association (AIMA) in Hong Kong and has contributed to the Education Committee of the Hong Kong Venture Capital and Private Equity Association (HKVCA).

Mr. YUM’s leadership journey began at Amicorp (Hong Kong) Limited, where he served as Sales Director from February 2008 to February 2013. In this role, he played a pivotal part in expanding the firm’s client base and increasing revenue by tailoring services to meet the complex needs of corporate clients and high-net-worth individuals. His efforts were instrumental in enhancing Amicorp’s market visibility. In February 2013, he was promoted to Managing Director, a position he held until July 2014. In this role, Mr. YUM broadened his responsibilities, overseeing the company’s operations and strategic growth, leading cross-functional teams, and building strong client relationships.

Since August 2014, Mr. YUM has been serving as the Managing Director of Ayasa Globo Financial Services Limited, where he continues to lead the company’s expansion, focusing on fund establishment, trust services, and asset management solutions. His leadership has been a key factor in driving the firm’s growth and strengthening its market position. Additionally, since March 2017, Mr. YUM has served as a Director at Greenpro Trust Limited, providing strategic guidance to enhance the company’s service offerings and operational effectiveness.

In November 2017, Mr. YUM has been appointed as an Independent Non-Executive Director (“INED”) at China Demeter Financial Investments Limited, a company listed on the Hong Kong Stock Exchange (Stock Code: 8120). In this role, he brings valuable expertise in governance, strategic planning, and risk management, supporting the company’s board in ensuring strong governance practices and focusing on sustainable growth and shareholder value. In November 2024, Mr. YUM resigned from his INED position.

Mr. YUM currently acts as the President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director of Atlantis Glory Inc., specialising in business development of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended December 31, 2024 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2024, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2024, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 603,970,000 shares outstanding.

Name and Address of Beneficial Owners	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
YUM Edward Liang Hsien (ii)(iii) ROOM 2106, BEAUTIFUL GROUP TOWER, 77 CONNAUGHT ROAD, CENTRAL, HONG KONG	Common stock	-	-

DIRECTORS AND OFFICERS – TOTAL (One Officer and Director) (iv)	Common stock	-	-

5% or Greater Shareholders (i) Jin Xukai E97304268 GROUP 7 DADING BRIDGE VILLAGE CHONGLI TOWN, MEISHAN, SICHUAN CHINA 620010	Common stock	60,000,000	9.9%

ZHANG BAOZHU E38373369 RM 605 2ND UNIT 4TH BLDG BEIJING ONE TONGZHOU BEIJING, CHINA 101100	Common stock	90,000,000	14.9%

ZHANG LINA E27733748 RM 1610 B2 BLDG DUNBEI YISHAN XIAOZHU DALANG ST SHENZHEN, GUANGDONG CHINA 518000	Common stock	229,620,000	38.0%

LI YING RM 405 LANGKOU FIRST DIST DALANG ST LONGHUA SHENZHEN, GUANGDONG CHINA 518000	Common stock	120,000,000	19.9%

Atlantis Glory Company Limited (a) ROOM 2106, BEAUTIFUL GROUP TOWER, 77 CONNAUGHT ROAD, CENTRAL, HONG KONG	Series A Preferred Stock	10,000,000	100%

(a)	Mr. YUM Edward Liang Hsien is the sole shareholder of Atlantis Glory Company Limited.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2024 and 2023, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm for the fiscal years ended December 31, 2024 and 2023.

JP Centurion & Partners PLT

ACCOUNTING FEES AND SERVICES	2024	2023
Audit fees	$18,000	$18,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$18,000	$18,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. For the years ended December 31, 2024 and 2023, the financial statements of the Company were audited by JP Centurion & Partners PLT.

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

ATLANTIS GLORY INC.

Dated: March 25, 2025	By:	/s/ YUM Edward Liang Hsien
YUM Edward Liang Hsien
Chief Executive Officer
(Principal Executive Officer)

