Form 10-Q
period 2025-03-31
Atlantis Glory Inc.
filed 2025-08-21
CIK 1673504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock as of August 21, 2025 was 603,970,000 shares.

ATLANTIS GLORY INC.

QUARTERLY REPORT ON FORM 10-Q

For the three months ended March 31, 2025

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

1

Item 1. Financial Statements (unaudited)

ATLANTIS GLORY INC.

Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Asset
Total Asset	-	-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses and other liabilities	$6,400	$10,400
Amount due to a related party	173,983	161,029
Total current liabilities	180,383	171,429

Total Liabilities	180,383	171,429

Stockholders’ Deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	10,000	10,000
Common Stock $0.001 par value, 990,000,000 shares authorized, 603,970,000 shares and 603,970,000 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	603,970	603,970
Additional paid in capital	321,809	321,809
Accumulated deficit	(1,116,162)	(1,107,208)
Total stockholders’ deficit	(180,383)	(171,429)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Operations and Comprehensive Loss
for the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	For the Three months ended
	March 31,
	2025	2024
Revenue
Total revenue, net	$-	$-

Operating expenses
General and administrative expenses	8,954	9,005
Total operating expenses	8,954	9,005

Loss from operations before income taxes	(8,954)	(9,005)
Income tax expense	-	-
Net Loss	$(8,954)	$(9,005)

Weighted average number of ordinary shares
Basic and diluted	603,970,000	603,970,000

Earnings per share
Basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Changes in Stockholders’ Equity
for the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2023	10,000,000	10,000	603,970,000	$603,970	$321,809	$(1,066,728)	$(130,949)
Net loss	-	-	-	-	-	(9,005)	(9,005)
Balance, March 31, 2024	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(1,075,733)	$(139,954)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2024	10,000,000	10,000	603,970,000	$603,970	$321,809	$(1,107,208)	$(171,429)
Net loss	-	-	-	-	-	(8,954)	(8,954)
Balance, March 31, 2025	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(1,116,162)	$(180,383)

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Cash Flows

for the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(8,954)	$(9,005)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	(4,000)	(4,000)
Net cash used in operating activities	$(12,954)	$(13,005)

Cash Flows From Financing Activities
Proceeds from related parties	$12,954	$13,005
Net cash provided by financing activities	$12,954	$13,005

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto on December 31, 2024, as presented in the Company’s Annual Report on Form 10-K.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents as of March 31, 2025.

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

NOTE 3 – GOING CONCERN

As of March 31, 2025, the Company had $-0- in cash and cash equivalents. The Company has net loss of $8,954 for the period ended March 31, 2025 and has negative working capital of $180,383 and accumulated deficit of $1,116,162 as of March 31, 2025. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 4 – LIABILITIES AND RELATED PARTY NOTES PAYABLE

As of March 31, 2025 and December 31, 2024, there were $180,383 and $171,429 in liabilities on the Company’s balance sheet.

As of March 31, 2025, the balance included $173,983 in-demand loans advanced to the Company by a related party, of which Mr. YUM Edward Liang Hsien is the Managing Director of the related party. As a result of Order barring unasserted claims and terminating receivership in Clark County, Nevada, Case Number: A-21-827642-F, the claimants and creditors of the Company are barred from presenting claims and debts against the Company which arose on or before the date of the Order.

NOTE 5 – EQUITY

Common Stock

As of March 31, 2025 and December 31, 2024, the Company has authorized 990,000,000 shares of $0.001 par value, common stock, respectively.

As of March 31, 2025 and December 31, 2024, there were 603,970,000 shares of Common Stock issued and outstanding, respectively.

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

As of March 31, 2025 and December 31, 2024, there were 10,000,000 Series A Preferred Stock issued and outstanding, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2025.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended March 31, 2025 and 2024, which are included herein.

Our operating results for the three months ended March 31, 2025 and 2024, and the changes between those periods for the respective items are summarized as follows:

	Three months ended March 31,
	2025	2024
Revenues	-	-
Operating expenses
General and administrative expenses	(8,954)	(9,005)
Total operating expenses	(8,954)	(9,005)
Loss from operations before income taxes	(8,954)	(9,005)
Income tax expense	-	-
Net loss	(8,954)	(9,005)

Weighted average number of ordinary shares, Basic and diluted	603,970,000	603,970,000
Earnings per share, Basic and diluted	(0.00)	(0.00)

Comparison of the three months ended March 31, 2025 and 2024

Revenues

Revenues were $0 for the three months ended March 31, 2025 and 2024.

Operating Expenses

Our general and administrative expenses decreased from $9,005 for the three months ended March 31, 2024 to $8,954 for the three months ended March 31, 2025. The professional fees during both periods are more or less the same.

Net Loss

Our net loss decreased from $9,005 for the three months ended March 31, 2024 to $8,954 for the three months ended March 31, 2025. The professional fees during both periods are more or less the same.

Liquidity and Capital Resources

Since the inception of the Company, we have incurred significant net losses and negative cash flows from operations. During the three months ended March 31, 2025 and 2024, we had net losses of $8,954 and $9,005, respectively. As of March 31, 2025, we had an accumulated deficit of $1,116,162. As discussed in our financial statements for the three months ended March 31, 2025, these factors raise substantial doubt about our ability to continue as a going concern.

As of March 31, 2025, we had cash and cash equivalents of $0. To date, we have financed our operations principally through borrowings from our related parties. Depending on our future operational results, we may need to conduct one or more equity or debt financings within the next 12 months.

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 and 2024 were $12,954 and $13,005, respectively.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 and 2024 were $0.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 and 2024 were $12,954 and $13,005, respectively.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended December 31, 2024 filed March 25, 2025 which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2024 Form 10-K, and our Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the 2024 Form 10-K.

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

ATLANTIS GLORY INC.

Dated: August 21, 2025	By:	/s/ YUM Edward Liang Hsien
YUM Edward Liang Hsien
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

