Form 10-K
period 2025-12-31
Atlantis Glory Inc.
filed 2026-03-06
CIK 1673504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $295,830 based on a closing price of $0.0018 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 6, 2026, the Registrant had 603,970,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATLANTIS GLORY INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2025

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

Fiscal Year 2025	High Bid	Low Bid
First Quarter	$2.05	$0.0018
Second Quarter	$0.0018	$0.0018
Third Quarter	$0.0018	$0.0018
Fourth Quarter	$10.00	$0.017

Fiscal Year 2024	High Bid	Low Bid
First Quarter	$2.05	$2.05
Second Quarter	$2.05	$2.05
Third Quarter	$2.05	$2.05
Fourth Quarter	$2.05	$2.05

Holders

As of December 31, 2025, there were 74 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Securities Transfer Corporation, with an address at 2901 N Dallas Parkway Suite 380 Plano, Texas 75093, and telephone number is 469-633-0101.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2025 and 2024, which are included herein.

Our operating results for the years ended December 31, 2025 and 2024, and the changes between those periods for the respective items are summarized as follows:

	Year ended December 31,
	2025	2024
Revenues	-	-
Operating expenses
General and administrative expenses	(39,199)	(40,480)
Total operating expenses	(39,199)	(40,480)
Loss from operations before income taxes	(39,199)	(40,480)
Income tax expense	-	-
Net loss	(39,199)	(40,480)

Weighted average number of ordinary shares, Basic and diluted	603,970,000	603,970,000
Earnings per share, Basic and diluted	(0.00)	(0.00)

Comparison of the years ended December 31, 2025 and 2024

Revenues

Revenues were $0 for the years ended December 31, 2025 and 2024.

Operating Expenses

Our general and administrative expenses decreased from $40,480 for the year ended December 31, 2024 to $39,199 for the year ended December 31, 2025. The decrease was mainly attributed to the lower professional fee during the year.

Net Loss

The Company has net loss of $40,480 for the year ended December 31, 2024, compared to net loss of $39,199 for the year ended December 31, 2025. The decrease was mainly attributed to the lower professional fee during the year.

Liquidity and Capital Resources

Since the inception of the Company, we have incurred significant net losses and negative cash flows from operations. During the years ended December 31, 2025 and 2024, we had net loss of $39,199 and net loss of $40,480, respectively. As of December 31, 2025, we had an accumulated deficit of $1,146,407. As discussed in our financial statements for the year ended December 31, 2025, these factors raise substantial doubt about our ability to continue as a going concern.

As at December 31, 2025, we had cash and cash equivalents of $0. To date, we have financed our operations principally through borrowings from our related parties. Depending on our future operational results, we may need to conduct one or more equity or debt financings within the next 12 months.

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

Operating Activities

Net cash used in operating activities for the years ended December 31, 2025 and 2024 were $34,079 and $40,480, respectively.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2025 and 2024 were $0.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 and 2024 were $34,079 and $40,480, respectively.

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

Our significant accounting policies are fully described in Note 3 to our financial statements appearing elsewhere in this Annual Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

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

December 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Atlantis Glory Inc.

Room 2106

Beautiful Group Tower

77 Connaught Road Central

Hong Kong

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atlantis Glory Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $39,199 for the year ended December 31, 2025 and has negative working capital of $210,628 and as of December 31, 2025, the Company has an accumulated deficit of $1,146,407. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Kuala Lumpur, Malaysia

March 6, 2026

ATLANTIS GLORY INC.

Balance Sheets

	December 31, 2025	December 31, 2024
	(Audited)	(Audited)
Asset
Total Asset	-	-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses and other liabilities	$15,520	$10,400
Amount due to a related party	195,108	161,029
Total current liabilities	210,628	171,429

Total Liabilities	210,628	171,429

Stockholders’ Deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	10,000	10,000
Common Stock $0.001 par value, 990,000,000 shares authorized, 603,970,000 shares and 603,970,000 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	603,970	603,970
Additional paid in capital	321,809	321,809
Accumulated deficit	(1,146,407)	(1,107,208)
Total stockholders’ deficit	(210,628)	(171,429)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Operations and Comprehensive Loss

for the years ended December 31, 2025 and 2024

	For the Years Ended
	December 31,
	2025	2024

Revenue
Total revenue, net	$-	$-

Operating expenses
General and administrative expenses	39,199	40,480
Total operating expenses	39,199	40,480

Loss from operations before income taxes	(39,199)	(40,480)
Income tax expense	-	-
Net loss	$(39,199)	$(40,480)

Weighted average number of ordinary shares
Basic and diluted	603,970,000	603,970,000

Earnings per share
Basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Changes in Stockholders’ Equity

for the years ended December 31, 2025 and 2024

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2023	10,000,000	10,000	603,970,000	$603,970	$321,809	$(1,066,728)	$(130,949)
Net loss	-	-	-	-	-	(40,480)	(40,480)
Balance, December 31, 2024	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(1,107,208)	$(171,429)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2024	10,000,000	10,000	603,970,000	$603,970	$321,809	$(1,107,208)	$(171,429)
Net loss	-	-	-	-	-	(39,199)	(39,199)
Balance, December 31, 2025	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(1,146,407)	$(210,628)

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Cash Flows

for the years ended December 31, 2025 and 2024

	For the Years Ended
	December 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(39,199)	$(40,480)
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	5,120	-
Net cash used in operating activities	$(34,079)	$(40,480)

Cash Flows From Financing Activity
Proceeds from related parties	$34,079	$40,480
Net cash provided by financing activity	$34,079	$40,480

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

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

The Company’s year-end is December 31.

ATLANTIS GLORY INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

As of December 31, 2025, the Company had $-0- in cash and cash equivalents. The Company has net loss of $39,199 for the year ended December 31, 2025 and has negative working capital of $210,628 and accumulated deficit of $1,146,407 as of December 31, 2025. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the Chief Executive Officer will provide additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents as of December 31, 2025.

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

NOTE 4 – LIABILITIES AND RELATED PARTY NOTES PAYABLE

As of December 31, 2025 and 2024, there were $210,628 and $171,429 in liabilities on the Company’s balance sheet.

As of December 31, 2025, the balance included $195,108 in-demand loans advanced to the Company by a related party, of which Mr. YUM Edward Liang Hsien is the Managing Director of the related party. On September 8, 2021, as a result of Order barring unasserted claims and terminating receivership in Clark County, Nevada, Case Number: A-21-827642-F, the claimants and creditors of the Company are barred from presenting claims and debts against the Company which arose on or before the date of the Order.

NOTE 5 – EQUITY

Common Stock

As of December 31, 2025 and 2024, the Company has authorized 990,000,000 shares of $0.001 par value, common stock, respectively.

As of December 31, 2025 and 2024, there were 603,970,000 shares of Common Stock issued and outstanding, respectively.

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

As of December 31, 2025 and 2024, there were 10,000,000 Series A Preferred Stock issued and outstanding, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during the year December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
YUM Edward Liang Hsien	47	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director (Appointed on November 15, 2024)

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended December 31, 2025 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2025, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2025, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 603,970,000 shares outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2025 and 2024, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm for the fiscal years ended December 31, 2025 and 2024.

JP Centurion & Partners PLT

ACCOUNTING FEES AND SERVICES	2025	2024
Audit fees	$21,800	$18,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$21,800	$18,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. For the years ended December 31, 2025 and 2024, the financial statements of the Company were audited by JP Centurion & Partners PLT.

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

ATLANTIS GLORY INC.

Dated: March 6, 2026	By:	/s/ YUM Edward Liang Hsien
YUM Edward Liang Hsien
Chief Executive Officer
(Principal Executive Officer)

