Form 10-Q
period 2026-09-30
Atlantis Glory Inc.
filed 2026-10-26
CIK 1673504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of October 26, 2026 was 603,970,000 shares.

ATLANTIS GLORY INC.

QUARTERLY REPORT ON FORM 10-Q

For the nine months ended September 30, 2026

i

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

1

Item 1. Financial Statements (unaudited)

ATLANTIS GLORY INC.

Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Asset
Total Asset	-	-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses and other liabilities	$6,400	$15,520
Amount due to a related party	228,605	195,108
Total current liabilities	235,005	210,628

Total Liabilities	235,005	210,628

Stockholders’ Deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	10,000	10,000
Common Stock $0.001 par value, 990,000,000 shares authorized, 603,970,000 shares and 603,970,000 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	603,970	603,970
Additional paid in capital	321,809	321,809
Accumulated deficit	(1,170,784)	(1,146,407)
Total stockholders’ deficit	(235,005)	(210,628)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Operations and Comprehensive Loss

for the three and nine months ended September 30, 2026 and 2025

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue
Total revenue, net	$-	$-	$-	$-

Operating expenses
General and administrative expenses	7,575	7,675	24,377	23,854
Total operating expenses	7,575	7,675	24,377	23,854

Loss from operations before income taxes	(7,575)	(7,675)	(24,377)	(23,854)
Income tax expense	-	-	-	-
Net Loss	$(7,575)	$(7,675)	$(24,377)	$(23,854)

Weighted average number of ordinary shares
Basic and diluted	603,970,000	603,970,000	603,970,000	603,970,000

Earnings per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Changes in Stockholders’ Equity

for the nine months ended September 30, 2026 and 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2024	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(1,107,208)	$(171,429)
Net loss	-	-	-	-	-	(8,954)	(8,954)
Balance, March 31, 2025	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(1,116,162)	$(180,383)
Net loss	-	-	-	-	-	(7,225)	(7,225)
Balance, June 30, 2025	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(1,123,387)	$(187,608)
Net loss	-	-	-	-	-	(7,675)	(7,675)
Balance, September 30, 2025	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(1,131,062)	$(195,283)

	Preferred Stock		Common Stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2025	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(1,146,407)	$(210,628)
Net loss	-	-	-	-	-	(9,227)	(9,227)
Balance, March 31, 2026	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(1,155,634)	$(219,855)
Net loss	-	-	-	-	-	(7,575)	(7,575)
Balance, June 30, 2026	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(1,163,209)	$(227,430)
Net loss	-	-	-	-	-	(7,575)	(7,575)
Balance, September 30, 2026	10,000,000	$10,000	603,970,000	$603,970	$321,809	$(1,170,784)	$(235,005)

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

Statements of Cash Flows

for the nine months ended September 30, 2026 and 2025

(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(24,377)	$(23,854)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	(9,120)	(2,450)
Proceeds from related parties	33,497	26,304
Net cash provided by operating activities	$-	$-

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements

ATLANTIS GLORY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Atlantis Glory Inc. (formerly known as Shengshi Elevator International Holding Group Inc.) (“Atlantis”, “Shengshi Holding”, or the “Company”), together with its subsidiaries, focused on elevator technology research and development, sales, maintenance, and installation. Currently, the Company is a shell company with no operations and no subsidiaries, seeking a reverse merger.

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

The Company’s year-end is December 31.

NOTE 2 – GOING CONCERN

As of September 30, 2026, the Company had $-0- in cash and cash equivalents. The Company has net loss of $24,377 for the period ended September 30, 2026 and has negative working capital of $235,005 and accumulated deficit of $1,170,784 as of September 30, 2026. Losses have principally occurred as a result of the substantial resources required for professional fees and general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the Chief Executive Officer will provide additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents as of September 30, 2026.

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

Segment Information

Reportable segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has one reportable segment based on geographical location.

The Company adopted the ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the adoption of any recently issued standards has had or may have a material impact on its condensed consolidated financial statements or disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which intended to improve the navigability of the guidance in Accounting Standards Codification (“ASC”) Topic 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. The ASU also addresses the form and content of such financial statements, adds list to ASC 270 of the interim disclosures required by all other ASC topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather to reflect the effects of the SEC’s form and content requirements related to interim reporting. The amendments of this ASU are effective to us for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of this ASU on our interim reporting financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU is intended to enhance the Codification by refining guidance and simplifying its application through technical corrections, helping to enhance consistency and make the standards easier for preparers and users to interpret. The ASU is effective for fiscal years beginning after December 15, 2026, and the interim periods within fiscal years beginning after December 15, 2026. We are currently evaluating the impact of this ASU on the Company’s consolidated financial statements and disclosures.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance for the period ended September 30, 2026 that are of significance or potential significance to us.

NOTE 4 – LIABILITIES AND RELATED PARTY NOTES PAYABLE

As of September 30, 2026 and December 31, 2025, there were $235,005 and $210,628 in liabilities on the Company’s balance sheet.

Name of Related Parties	Relationship with the Company
YUM Edward Liang Hsien	Chairman, Chief Executive Officer and Director of the Company
Related party A	An entity which our director, Mr YUM, is the Managing Director.

As of September 30, 2026, the balance included $228,605 in-demand loans advanced to the Company by a related party, of which Mr. YUM Edward Liang Hsien is the Managing Director of the related party. The related party advanced $33,497 for the period ended September 30, 2026. The amounts due to related party is non-trade in nature, interest-free, unsecured, and repayable on demand.

On September 8, 2021, as a result of Order barring unasserted claims and terminating receivership in Clark County, Nevada, Case Number: A-21-827642-F, the claimants and creditors of the Company are barred from presenting claims and debts against the Company which arose on or before the date of the Order.

NOTE 5 – EQUITY

Common Stock

As of September 30, 2026 and December 31, 2025, the Company has authorized 990,000,000 shares of $0.001 par value, common stock, respectively.

As of September 30, 2026 and December 31, 2025, there were 603,970,000 shares of Common Stock issued and outstanding, respectively.

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

As of September 30, 2026 and December 31, 2025, there were 10,000,000 Series A Preferred Stock issued and outstanding, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2026.

NOTE 7 – SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU requires that public entities disclose significant segment expenses for each reportable segment, other segment items for each reportable segment. The Company has one reportable segment based on geographical location.

The Company’s chief operating decision maker (CODM) has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics.

The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the segment or into other parts of the entity, such as for acquisitions.

	Nine months ended and as of September 30, 2026
By Geographical Location	Hong Kong	Total
Revenues	$-	$-
Less:
Cost of revenues	-	-
Segment gross profit	$-	$-
Less:
Audit fee	(10,800)	(10,800)
Professional fee	(8,400)	(8,400)
Transfer Agent fee	(3,255)	(3,255)
Other segment items	(1,922)	(1,922)

Segment loss	(24,377)	(24,377)
Other income	-	-
Loss before income tax	(24,377)	(24,377)
Income tax provision	-	-
Segment net loss	$(24,377)	$(24,377)

Reconciliation of profit or loss
Adjustments and reconciling items		-
Net loss		$(24,377)

Total consolidated assets	$-	$-
Capital expenditure	$-	$-

●	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
●	Other segment items include annual renewal fee and sundry expenses.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, management has evaluated subsequent events through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Organizational History of the Company and Overview

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities, including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended September 30, 2026 and 2025, which are included herein.

Our operating results for the three months ended September 30, 2026 and 2025, and the changes between those periods for the respective items are summarized as follows:

	Three months ended September 30,
	2026	2025
Revenues	-	-
Operating expenses
General and administrative expenses	(7,575)	(7,675)
Total operating expenses	(7,575)	(7,675)
Loss from operations before income taxes	(7,575)	(7,675)
Income tax expense	-	-
Net loss	(7,575)	(7,675)

Weighted average number of ordinary shares, Basic and diluted	603,970,000	603,970,000
Earnings per share, Basic and diluted	(0.00)	(0.00)

Comparison of the three months ended September 30, 2026 and 2025

Revenues

Revenues were $0 for the three months ended September 30, 2026 and 2025.

Operating Expenses

Our general and administrative expenses decreased from $7,675 for the three months ended September 30, 2025 to $7,575 for the three months ended September 30, 2026. The professional fees during both periods are more or less the same.

Net Loss

Our net loss decreased from $7,675 for the three months ended September 30, 2025 to $7,575 for the three months ended September 30, 2026. The professional fees during both periods are more or less the same.

	Nine months ended September 30,
	2026	2025
Revenues	-	-
Operating expenses
General and administrative expenses	(24,377)	(23,854)
Total operating expenses	(24,377)	(23,854)
Loss from operations before income taxes	(24,377)	(23,854)
Income tax expense	-	-
Net Loss	(24,377)	(23,854)
Unrealized gain on currency translation adjustment	-	-
Total Comprehensive loss	(24,377)	(23,854)

Weighted average number of ordinary shares, Basic and diluted	603,970,000	603,970,000
Earnings per share, Basic and diluted	(0.00)	(0.00)

Comparison of the nine months ended September 30, 2026 and 2025

Revenues

Revenues were $0 for the nine months ended September 30, 2026 and 2025.

Operating Expenses

Our general and administrative expenses increased from $23,854 for the nine months ended September 30, 2025 to $24,377 for the nine months ended September 30, 2026. The professional fees during both periods are more or less the same.

Net Loss

Our net loss increased from $23,854 for the nine months ended September 30, 2025 to $24,377 for the nine months ended September 30, 2026. The professional fees during both periods are more or less the same.

Liquidity and Capital Resources

Since the inception of the Company, we have incurred significant net losses and negative cash flows from operations. During the nine months ended September 30, 2026 and 2025, we had net losses of $24,377 and $23,854, respectively. As of September 30, 2026, we had an accumulated deficit of $1,170,784. As discussed in our financial statements for the nine months ended September 30, 2026, these factors raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2026, we had cash and cash equivalents of $0. To date, we have financed our operations principally through borrowings from our related parties. Depending on our future operational results, we may need to conduct one or more equity or debt financings within the next 12 months.

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

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2026 and 2025 were $0.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 were $0.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 and 2025 were $0.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2026, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during nine months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ATLANTIS GLORY INC.

Dated: October 26, 2026	By:	/s/ YUM Edward Liang Hsien
YUM Edward Liang Hsien
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

